Form 10QSB
period 2006-09-30
DYNAMIC ALERT LTD
filed 2006-12-22
CIK 1301075

As filed with the Securities and Exchange Commission on December 22, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

 QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-119566

DYNAMIC ALERT LIMITED

 (Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

45563 RPO Sunnyside, Surrey, B.C. V4A 9N3

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (604) 202-6747

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No ___

Number of shares outstanding of the registrant’s class of common stock as of November 30, 2006: 3,500,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended September 30, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DYNAMIC ALERT LIMITED

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

Page

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Stockholders’ Equity	F-5

Notes to Financial Statements	F-6 to F-9

DYNAMIC ALERT LIMITED

(A Development Stage Company)

INTERIM BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited – prepared by management)

	September 30, 2006	June 30, 2005 Note 1

ASSETS

Current
Cash	$19,644	$23,328
Inventory	750
	______	______
Total Current Assets	20,394	23,328

Website Development Costs, net of amortization	940	-
	_______	______
	$21,334	$23,328

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,185	$4,060

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
3,500,000 common shares	3,500	3,500

Additional paid-in capital	31,500	31,500

Deficit Accumulated During The Development Stage	(16,851)	(15,732)
	18,149	19,268

	$21,334	$23,328

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

Period from June 17, 2004 (Date of Incorporation) to September 30, 2006

(Unaudited – prepared by management)

	Three month period ended September 30, 2006	Three month period ended September 30, 2005	Cumulative amounts from Date of Incorporation on June 17, 2004 to September 30, 2006

Revenue	$-	$-	$-

Expenses
Amortization	10		10
Organizational costs	-	-	1,058
Professional fees	1,050	500	12,375
Office and administration	59	47	3,809
	1,119	547	17,252

Net Loss from Operations	(1,119)	(547)	(17,252)

Other Income
Interest income	-	100	401

Net Loss For The Period	$(1,119)	$(447)	$(16,851)

Basic And Diluted Loss Per Share	$(0.01)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	3,500,000	3,500,000	3,447,129

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

Period from June 17, 2004 (Date of Incorporation) to September 30, 2006

(Unaudited – prepared by management)

	Three month period ended September 30, 2006	Three month period ended September 30, 2005	Cumulative amounts from Date of Incorporation on June 17, 2004 to September 30, 2006

Cash Flows From Operating Activities
Net loss for the period	$(1,119)	$(447)	$(16,851)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	10		10
Inventory	(750)		(750)
Accounts payable and accrued liabilities	(875)	(500)	3,185
	(2,734)	(947)	(14,406)

Cash Flows from Investing Activity
Additions to capital assets
Additions to intangibles	(950)		(950)
Net Cash (Used in) Investing	(950)		(950)

Cash Flows From Financing Activity
Issuance of common shares	-	-	35,000

Increase In Cash During The Period	(3,684)	(947)	19,644

Cash, Beginning Of Period	23,328	24,474	-

Cash, End Of Period	$19,644	$23,527	$19,644

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

Period from June 17, 2004 (Date of Incorporation) to September 30, 2006

(Unaudited – prepared by management)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

June 17, 2004 – Shares issued for cash at $0.01	100,000	$100	$900	$-	$1,000
June 30, 2004 – Shares issued for cash at $0.01	3,400,000	3,400	30,600	-	34,000

Net loss for the year	-	-	-	(1,709)	(1,709)

Balance, June 30, 2004	3,500,000	3,500	31,500	(1,709)	33,291

Net loss for the year				(9,817)	(9,817)

Balance, June 30, 2005	3,500,000	3,500	31,500	(11,526)	23,474

Net loss for the year	-	-	-	(4,206)	(4,206)

Balance, June 30, 2006	3,500,000	3,500	31,500	(15,732)	19,268

Net loss for the period				(1,119)	(1,119)

Balance, September 30, 2006	3,500,000	$3,500	$31,500	$(16,851)	$(18,149)

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2006

Note 1

Basis of Presentation

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited June 30, 2006 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2006 audited financial statements.

The information as of June 30, 2006 is taken from the audited financial statements of this date.

Note 2

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America on June 17, 2004.  The Company’s year-end is June 30.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to establish itself as a company that provides customers with security professionals who will provide personal protection as needed, as well as selling a selection of personal security products.

Based upon the Company's business plan, it is a development stage enterprise.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 3

Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

a)

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

b)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)

Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2006 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)

Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities, approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

e)

Revenue Recognition

The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)

Currency

The functional currency of the Company is the United States Dollar.

g)

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

h)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

i)

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

j)

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

k)

Other

The Company consists of one reportable business segment.

The Company paid no dividends during the periods presented.

Note 4

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date and must secure additional financing to commence the Company’s plan of operations.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan.  There is no assurance that the equity offerings will be successful in raising sufficient funds to commence operations or to assure the eventual profitability of the Company.  These facts raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

Note 5

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On June 17, 2004, the Company issued 100,000 shares of common stock at a price of $0.01 for cash totalling $1,000.

On June 30, 2004, the Company issued 3,400,000 shares of common stock at a price of $0.01 for cash totalling $34,000.

Note 6

Income Taxes

The Company is subject to US federal income taxes.  The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
June 30, 2004	1,709	2024	256	(256)	—
June 30, 2005	9,817	2025	1,473	(1,473)	—
June 30, 2006	15,732	2026	2,360	(2,360)	—
September 30, 2006	16,851	2027	2,528	(2,528)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

Item 2.   Management’s Plan of Operation

We incorporated as Dynamic Alert Limited (referred to herein as “Dynamic”, “we”, “us” and similar terms) on June 17, 2004, in the State of Nevada.  Dynamic’s principal executive offices are located at 45563 ROP Sunnyside, Surrey, British Columbia, V4A 9N3.  Our telephone number is (604) 202-6747.  Dynamic’s fiscal year end is June 30.

On November 9, 2006 our Registration Statement on Form SB-2 was declared effective, enabling a registration offering of a maximum of 900,000 common shares at a price of $0.10 per share.  As of the date hereof, we have not accepted any subscriptions for these common shares.  At present, our common shares are not posted for trading or listed on any exchange.  All of our outstanding common shares are currently held by our officers and directors.

Dynamic Alert Limited is a development stage company.  We currently have no revenue from operations.  We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible.  There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all.  We have incurred net losses in each fiscal year since inception of our operations.  We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We are in the process of establishing a business that assists consumers with their securities needs.  We intend to offer a three-fold service.

Our first focus is to assist our client to develop a personalized security plan.  It is management’s opinion that simply having a personalized security plan in place can help create an atmosphere of safety and may allow consumers the ability to conduct daily activities without undue worry and concern.  Our second focus is to source and market personal security products. This includes selling personal protection equipment and devices through our website and from our portable kiosk which will be placed periodically in local shopping malls and used at business and leisure/travel conventions.  Our third focus will be to provide effective personal protection on an as-needed basis.

We intend to help our customers create and put into action a personal plan which works for them as individuals.

Principal Products and Services

The market we are targeting is individuals in need of reliable personalized security plans. We will offer services to help the consumer develop such a plan.  The plan will review the daily activities of the individual in order to anticipate possible personal exposure to danger.  The plan would identify weaknesses in their personal security and make plans of response if confronted by an assailant.  For example, it would aid in developing skills to respond effectively if the individual were to encounter a would-be assailant in a poorly lit parking garage.

In addition, Dynamic intends to offer personal security products  These products may include items such as personal alarms, safety lights, canine repellant and dog chasers using ultrasonic technology.  For the family with young children, Dynamic may expand into other electronic devices like child guard transmitter/receivers and telephone voice changers which may be used as in-home devices to help keep the child safe.  A child guard/monitor alarm, when worn by the child, sends a constant signal to the receiver, letting the adult, who is holding the receiver, know that the child is starting to wander away.  For home protection, we may include such devices as door jammers, window security clamps, motion sensors, as well as entrance alerts for both windows and doors.  Dynamic expects to carry these types of products in inventory.  Although many various products have been reviewed for availability, Dynamic has not yet contacted product suppliers, and will not do so until this offering becomes effective. We have not reviewed possible markups or determined how the company will sell or market such products.  There is no assurance that we will be able to purchase, at a discount, the products we intend to sell.

We will also provide personal protection for clients on an as-needed-basis in situations such as: (a) traveling on business or leisure trips; (b) hosting sensitive social or business gatherings; (c) personal or residential perimeter security for visiting celebrities; and (d) any other situation requiring discrete personal protection.  These services will be provided on a short-term hourly basis or for a contracted period of time as required by our clients.

PLAN OF OPERATION

We are a development stage company with no operations, no revenue, no financial backing and few assets.  Even though we are inadvertently classified as a shell company as defined in Rule 12b-2, we believe that we are not a shell in that we are continuing to carry out our business plan.  We anticipate that we will commence revenues by June 2007.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Form SB-2 Registration Statement filed October 30, 2006.

We currently do not have the $90,000 needed to fully develop our website, develop our brochure and seminar, purchase inventory and market our products and services, nor do we have a source to supply the necessary funding if we are unsuccessful in raising the capital through this offering. Dynamic Alert Limited believes it will take from two (2) to three (3) months to raise capital for completion of the development of the business.

We have begun construction of our website at www.dynamicalertltd.com through the services of 18th Floor Media, an independent company located in Vancouver, British Columbia. As of October 4, 2006, we had expended approximately $950 for such services. All services for our website have been provided on a project basis and without a contract. In the past, 18th Floor Media has billed us an hourly rate of $85 CDN for work that they have done on our website, which as of November 7, 2006, is equivalent to approximately $75 USD.  We currently do not have, nor have we asked for, any estimates from 18th Floor Media of costs to complete the remaining work needed on our website.  Should we be able to raise at least $9,000 from this offering, our focus would be to further develop our website at an estimated cost of $3,000. The website will be used to introduce our products, take orders and respond to queries. The directors would monitor the website daily to fill orders and to reply to inquiries.

If we are able to raise $22,500 from this offering, we will be able to invest in marketing brochures and our directors will then be in a position to offer a personalized security assessment to our customers.  Our plan is to spend time with interested customers assessing their individual security risks in their home, work and recreational environments.

In addition to the above daily activities and responsibilities, if we are able to raise at least $45,000 from this offering, we plan to build a portable kiosk and portable display.  The portable kiosk will be used to facilitate seminars in order to assist us in creating a diversified market for our products.  Our portable display will be situated periodically in the major traffic areas of a local Lower Mainland mall.  In discussions with administrative officials, we have been advised that pre-existing kiosk facilities are often available for rent on a daily, weekly, and monthly basis.  These structures would require only minor modifications to suit our needs. The cost of these minor modifications may be our responsibility.  The portable display will be set up at conventions in order to market the products and services we will make available to potential clients.  The kiosk will have credit card point of sale (POS) facilities for processing credit card payments from both in-person sales as well as Internet purchases. Should we be able to raise $67,500 or more, the daily activities will also include providing a personal protection plan to cliental on a short-term hourly basis as required. We are unable to accommodate any requests for protection on a longer term basis until December 2007.

Mr. Brad Hawkings has graduated with a diploma in personal security and private investigation.  From May to August 2007, we intend to provide security training for our other officers, Ms. Audrey Reich and Ms. Meghan Cox, in order for them to develop a broader background in personal security.  This training will come from sources outside the company.  By September 2007, when we have identified specific demands and market opportunities, we intend to have Mr. Brad Hawkings broaden his skills by attending more advanced training courses as provided by specialized security training companies and consultants.

While we have not yet secured product suppliers, our officers have conducted a limited amount of research regarding the availability and suitability of products.  We intend to identify specific products and determine reliable manufacturers and wholesale suppliers as soon as we know the level of funding available from this offering.  As manufacturers and/or suppliers are selected, we will begin to order inventory.  We have not entered into any material contracts or developed any affiliations with any third parties.

By June 2007, we will be placing advertising in the local yellow pages and will join local business and travel associations in order to maintain contacts in the business community as well as to stay informed about security issues impacting the local community.

We will develop a brochure outlining our services, products, fee structure, and ordering instructions which we expect to have completed by the end of May 2007.  It will include our mission statement which will state our intent to provide our clients with high quality services that meet or exceed their expectations and needs.  The brochure will be distributed at our seminars as well as to all other potential clients within the Lower Mainland.

At our seminars, we will highlight the importance of personal security and protection, as well as present information on personal security equipment and devices available on the market.  The risks of not implementing a personalized security plan will be addressed and we will discuss the benefits associated with personal protection.  Our seminar will be used to promote the importance of our personal protection service as well as our security products available for purchase. Attendees will be able to pick up our brochure, ask questions regarding our products and services, and order products and services directly from us at our seminar.  These seminars will be held in local community colleges as well as churches and other social facilities.  In order to adequately present our products and services, we will require sample inventory and marketing material to use at these seminars.  Once our inventory is purchased and our marketing materials are available, we will contact community colleges.  Since the colleges will need time to make meeting rooms available, we expect these seminars will not begin until September 2007.

Depending on our capital, we plan to distribute all orders from our office location. Both kiosk and internet orders will be filled from the same location. Internet orders will be shipped via Canada Post Express Courier Service. From our investigations, we have found this system to be both cost efficient and practical.  Distribution of our personal protection services will be on a contract basis. Our security personnel will be sent out on specific jobs as required.

During the first stages of Dynamic’s growth, the officers and directors will provide all the labor required to operate the website, kiosk and security seminars at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible during at least the first two years of operations.  We have no plans to undertake product research and development during the next twelve (12) months; nor do we have plans or expectations to purchase or sell any significant equipment during this time.

During the first year of operations, we will concentrate our efforts on building our internet business and the development of our seminars in order to establish a strong client base.  In addition, we hope to generate sales revenue from our portable kiosk which will be placed periodically in various Lower Mainland shopping malls.  As we gain experience, and develop sufficient revenues from sales and service, we may consider expanding our business within the region and possibly to other locations within Canada. At this time, we have no plans to expand outside Canada.

How long Dynamic will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve (12) months depends on how quickly we can generate sales revenue and how much revenue can be generated. At the present time, we only have funds available to complete the expenses of this offering.  If we are unable to raise funding through this offering or from other sources, we will not be able to survive for more than several months. In this event, it will be critical that we begin to realize sales revenues as quickly as possible.

Off-Balance Sheet Arrangements

Dynamic currently does not have any off-balance sheet arrangements.

Expenditures

The following is the break down of how management intends to use the proceeds if less than 10 percent, only 10 percent, 25 percent, 50 percent, 75 percent, or the entire offering amount is raised:

Expenditure Item	>10%	10%	25%	50%	75%	100%
Legal and Accounting	Up to 3,000	3,000	7,000	7,000	8,000	8,000
Marketing and Travel	Up to 2,000	2,000	7,000	9,000	11,000	12,000
Website Development and Telecom	Up to 1,000	3,000	3,000	3,000	3,000	3,000
Inventory		500	3,500	6,000	15,000	18,000
Office Furniture and Equipment		0	1,000	3,000	3,500	5,000
Kiosk and Portable Display		0	0	9,000	10,000	18,000
Training and Consulting		0	0	5,000	13,000	16,000
Insurance and Bonding		0	0	1,000	2,000	6,000
Miscellaneous Administrative Costs	Up to 500	500	1,000	2,000	2,000	4,000
Total		$9,000	$22,500	$45,000	$67,500	$ 90,000

If Dynamic raises less than 10% of the total offering, it will allocate the proceeds on only certain expenditures in the following priority: legal and accounting, and basic marketing.  The officers and directors will take responsibility for record keeping.  We will pay legal costs to comply with all filing requirements.  Our business plan would be on hold due to the lack of cash resources.  Our immediate focus would be to identify and obtain financing to survive.  Management does not have a definitive plan to provide additional funding and the founders and directors will not provide additional financing.

If only 10% of the offering is sold, we will continue with our development plans. Dynamic will develop the website sufficiently to advertise our product, take orders and respond to queries.  We will carry only minimal sample inventory, purchasing product as sales are placed.  The directors will take responsibility for all bookkeeping and management of financial statements.  We believe we can pursue this limited plan of operations if we can raise $9,000 through this offering and achieve sales revenue by July 2007.

If only 25% of the offering is sold, we will continue with our development plans.  However, only the most necessary tasks will be undertaken.  We will develop and use our brochure for promotional purposes aimed at the narrow target market of special interest groups. We will keep only a limited inventory and special order expensive items on an as-need basis for our customers. The website will be used to promote Dynamic’s products and services. Most of the office expenses will be placed on hold, using the computer equipment belonging to our directors until sufficient capital becomes available to purchase equipment.   We anticipate that $22,500 will be sufficient to sustain us during the short-term.

In the event that only 50% of the offering amount is raised, we will be able to further our plan of operation; however, our activities will continue to be restricted. We will further develop our website to accept orders on line and expand our marketing to include trade shows and conferences. We will also be able to increase our inventory. We will design and build one basic portable display as well as design and build one portable kiosk for our promotional purposes. Additionally, some funds will be available to purchase basic office furniture and supplies. Some funds will be available for training our directors. Without the ability to aggressively pursue our plan of operations, it is likely that it will take much longer to build a profitable business.

If 75% of the total offering amount is raised, there will be sufficient funds to pay a significant portion of all budgeted expenditure items.

The expenditure items in the above chart are defined as follows:

Legal and Accounting Fees:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company.  It also refers to the cost of preparation of agreements and documents including rental lease agreements when appropriate.  We expect to make these expenditures throughout the year.

Marketing and Travel: This item refers to the cost of a basic marketing campaign and development of product information to provide our customers and interested shoppers. It will include the cost of advertising in the Yellow Pages and the cost of placing advertisements  with local business and travel associations as well as any costs associated with joining such associations.  It will involve the printing of information brochures and the cost of holding seminars to assist us in creating a market for our services and products.  This expense also refers to the cost of travel to liaisons with travel agencies, specific interest groups, the music industry, security associations, trade shows and conventions.  It will cover a substantial portion of our marketing campaign costs during the first twelve (12) months of operations.

Website Development:  This expense is the cost associated with continued development of our website. This expenditure will also cover the cost of hosting our website and monthly telephone and fax service throughout the remainder of the year.  Initially the website will be used to introduce our service and products that will be available. Eventually, it will be developed sufficiently to take orders and respond to queries. Since the website will be used to promote our service, preliminary website development will be completed as soon as possible.

Inventory:  This expenditure item refers to the total cost of establishing product inventory for sale to the public.  We are currently in the process of purchasing sample inventory.  If we are able to raise the full $90,000 from this offering, we will start with $18,000 in inventory which we believe is an acceptable level of inventory.  It is our intention to have our inventory turnover a minimum of four (4) times a year.  Consequently, we will do monthly evaluations of our sales to adjust the products and the quantity of each product we wish to carry in our inventory stock.

Office Equipment and Equipment: This expenditure refers to items such as printers, photocopiers, fax machines, scanners, telephone systems, shredders, binding machines, fire retardant filing cabinets, magnetic white boards, industry-related phone directories and catalogues, industry specific magazines and periodicals and other similar office requirements. It also includes office furniture such as desks as well as computer software and hardware as required.  Dynamic expects to begin making these purchases during April and May 2007.

Kiosk and Portable Display: This item refers to the cost of designing and building one portable sales kiosk acceptable for our use.   It also includes the cost of design and construction of a single portable display acceptable for our use at conventions and seminars and local shopping malls.  Although we have our inventory in storage and are operating our executive office from the offices of our President free of charge, we will incur rent expense for space used by the portable kiosk that we intend to use for our retail operation. This expense will also cover the cost of such rent during the first year of our operations.

Training and Consulting:  This expense item will provide the funds necessary for security training for our officers in order for them to develop a broader background in personal security.  We intend to depend on the product manufacturers to provide the necessary training for the safe use of their specific products.  The company has not had any discussions, agreements or understanding with any consultants or experts in the personal security field.

Insurance and Bonding:  This expense item is for basic insurance coverage.  It will also provide bonding and background checks, as required, for our directors in order to provide personal security protection to our clients.

Miscellaneous Administrative Expenses:  This expense refers to any small miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.  This amount will cover such costs during the first year of operation.

The entire sum of monies we raise from this offering will be used to finance our plan of operations.  None of the offering expenses are to be paid out of the proceeds of this offering.  One of the purposes of the offering is to create an equity market, which allows us to more easily raise capital, since a publicly traded company has more flexibility in its financing offerings than one that does not.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 9, 2006 our Registration Statement on Form SB-2, commission file number 333-119566, became effective, enabling us to offer up to 900,000 shares of common stock of our company at a price of $0.10 per share.  As of the date hereof, we have not accepted any subscriptions.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

By-laws*

31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2 CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1 CERTIFICATION PURSUANT  TO 18 U.S.C.  ss.1350, SECTION 906

32.2 CERTIFICATION PURSUANT  TO 18 U.S.C.  ss. 1350, SECTION 906

*  Incorporated by reference to our SB2 Registration Statement, file number 333-119566, filed on October 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of December, 2006.

DYNAMIC ALERT LIMITED

Date: December 22, 2006

By: /s/ Audrey Reich

Name: Audrey Reich

Title: President/CEO, principal executive officer

Date: December 22, 2006

By: /s/ Bradley Hawkings

Name: Bradley Hawkings

Title: Chief Financial Officer, principal financial officer and principal accounting officer