Form 10QSB
period 2006-12-31
DYNAMIC ALERT LTD
filed 2007-03-21
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number 333-119566

DYNAMIC ALERT LIMITED
(Exact name of registrant as specified in its charter)

	Nevada	98-0430746
	State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization	Identification No.)

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

Number of shares outstanding of the registrant’s class of common stock as of March 21, 2007: 4,400,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended December 31, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DYNAMIC ALERT LIMITED (A Development Stage Company) FINANCIAL STATEMENTS DECEMBER 31, 2006

DYNAMIC ALERT LIMITED
(A Development Stage Company)
BALANCE SHEETS
	December 31,	June 30,
	2006	2006
		(See Note 1)

ASSETS
Current
Cash	$ 13,899	$ 23,328
Inventory	750	-

Total Current Assets	14,649	23,328
Website Development Costs, net of amortization $89	861	-

TOTAL ASSETS	$ 15,510	$ 23,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current
Accounts payable	$ 787	$ 1,436
Accrued liabilities	2,800	2,624
Total current liabilities	3,587	4,060

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,500,000 common shares	3,500	3,500
Additional paid-in capital	31,500	31,500

Deficit Accumulated During the Development Stage	(23,077)	(15,732)
	11,923	19,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 15,510	$ 23,328

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED (A Development Stage Company) STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, JUNE 17, 2004, TO DECEMBER 31, 2006 (Unaudited)

	Three-month	Three-month
	period	period
	ending	ending
	December	December
	31, 2006	31, 2005

Revenue	$ -	$ -

Expenses
Amortization	79	-
Consulting	-	-
Office and administration	560	146
Organizational costs	-	-
Professional fees	5,587	-

	6,226	146

Net Loss from Operations	(6,226)	(146)

Other Income
Interest income	-	82

Net Loss for the Period	$ (6,226)	$ (64)

Basic and Diluted Loss per	$ Nil	Nil
Share

Weighted Average Number of	3,500,000	3,500,000
Shares Outstanding

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED (A Development Stage Company) STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, JUNE 17, 2004, TO DECEMBER 31, 2006
(Unaudited)

			Cumulative
	Six-month	Six-month	amounts from
	period	period	June 17, 2004
	ending	ending	(Date of
	December	December	Inception) to
	31, 2006	31, 2005	December 31,
			2006

Revenue	$ -	$ -	$ -

Expenses
Amortization	89	-	89
Consulting	-	-	200
Office and administration	618	193	4,168
Organizational costs	-	-	1,058
Professional fees	6,638	500	17,963

	7,345	693	23,478

Net Loss from Operations	(7,345)	(693)	(23,478)

Other Income
Interest income	-	182	401

Net Loss for the Period	$ (7,345)	$ (511)	$ (23,077)

Basic and Diluted Loss per	$ Nil	$ Nil	$ (.01)
Share

Weighted Average Number of	3,500,000	3,500,000	3,455,940
Shares Outstanding

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, JUNE 17, 2004, TO DECEMBER 31, 2006
(unaudited)

	Six month	Six month	Cumulative amounts
	period ended	period ended	from June 17, 2004
	December 31,	December 31,	(Date of Inception) to
	2006	2005	December 31, 2006

Cash Flows from Operating Activities
Net loss for the period	$ (7,345)	$ (511)	$ (23,077)

Adjustments to Reconcile Net Loss to
Net Cash used by Operating Activities
Amortization	89	-	89
Inventory	(750)	-	(750)
Accounts payable and accrued
liabilities	(473)	(500)	3,587

Net Cash (used in) Operating
Activities	(8,479)	(1,011)	(20,151)

Cash Flows from Investing Activity
Additions to capital assets	-	-	-
Additions to intangibles	(950)	-	(950)

Net Cash (used in) Investing
Activities	(950)	-	(950)

Cash Flows from Financing Activity
Issuance of common shares	-	-	35,000

Net Cash provided by Financing
Activities	-	-	35,000

Increase (Decrease) in Cash during
the Period	(9,429)	(1,011)	13,899

Cash, Beginning of Period	23,328	24,474	-

Cash, End Of Period	$ 13,899	$ 23,463	$ 13,899

Supplemental Disclosure of Cash
Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2006
(unaudited)

				DEFICIT
		CAPITAL STOCK		ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

June 17, 2004 – Shares
issued for cash at $0.01	100,000	$ 100	$ 900	$ -	$ 1,000
June 30, 2004 – Shares
issued for cash at $0.01	3,400,000	3,400	30,600	-	34,000
Net loss for the year	-	-	-	(1,709)	(1,709)

Balance, June 30, 2004	3,500,000	3,500	31,500	(1,709)	33,291
Net loss for the year	-	-	-	(9,817)	(9,817)

Balance, June 30, 2005	3,500,000	3,500	31,500	(11,526)	23,474
Net loss for the period	-	-	-	(4,206)	(4,206)

Balance, June 30, 2006	3,500,000	3,500	31,500	(15,732)	19,268
Net loss for the period				(7,345)	(7,345)

Balance, December 31, 2006	3,500,000	$ 3,500	$ 31,500	$ (23,077)	$ 11,923

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS DECEMBER 31, 2006 (Unaudited)

Note 1

Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited June 30, 2006 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’ audited financial statements for the year ended June 30, 2006, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-QSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of June 30, 2006 is taken from the audited financial statements of that date.

Note 2 Nature and Continuance of Operations

a)	Organization

The Company was incorporated in the State of Nevada, United States of America on June 17, 2004. The Company’s year-end is June 30th.

b)	Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company intends to establish itself as a company that provides customers with security professionals who will provide personal protection as needed, as well as selling a selection of personal security products.

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to established operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 3 Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America (GAAP) and have been consistently applied in the preparation of the financial statements. The financial statements are stated in U.S. dollars.

a)	Organizational and Start-up Costs Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

DYNAMIC ALERT LIMITED
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

b)	Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109), which requires the use of the asset and liability method of accounting of income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)	Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)	Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The functional currency of the Company is the U.S. Dollar.

g)	Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

h)	Cash and Cash Equivalents

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS DECEMBER 31, 2006 (Unaudited)

The Company considers all highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents.

i)	Website Development Costs

Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website are capitalized until initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three (3) years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

j)	Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2006, the Company had $13,899 US Funds on deposit in a Canadian business bank account which is not insured.

k)	Inventory

Inventory is stated at the lower of cost or estimated net realizable value on a first-in first-out basis.

l)	Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

m)	Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

Note 4 Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates the continuation of the Company as a going concern. However, the Company has sustained losses and has not commenced selling activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. There is no assurance of the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 5

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS DECEMBER 31, 2006 (Unaudited)

per share.

On June 17, 2004, the Company issued 100,000 shares of common stock at a price of $0.01 for cash totalling $1,000.

On June 30, 2004, the Company issued 3,400,000 shares of common stock at a price of $0.01 for cash totalling $34,000.

Note 6	Income Taxes

	The Company is subject to foreign and domestic income taxes. The Company has had no
	income, and therefore has paid no income tax.

	Deferred income taxes arise from temporary timing differences in the recognition of income and
	expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist
	entirely of the benefit from net operating loss (NOL) carry-forwards. The Company’s deferred
	tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net
	operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a
	change in company ownership and other provisions of the tax laws.

	The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are
	as follows:

				Estimated Tax		Change in	Net
		Estimated NOL	NOL	Benefit from	Valuation	Valuation	Tax
	Period Ending	Carryforward	Expires	NOL	Allowance Allowance Benefit

	June 30, 2004	1,709	2024	427	(427)	(427)	—
	June 30, 2005	9,817	2025	2,454	(2,454)	(2,027)	—
	June 30, 2006	15,732	2026	3,933	(3,933)	(1,479)	—
December 31, 2006		23,077	2027	5,769	(5,769)	(1,836)	—

	Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as
	follows:

	Income tax benefit at statutory rate resulting from net operating
	loss carryforward	(25%)
	Deferred income tax valuation allowance	25%
	Actual tax rate	0%

Note 7	Related Party Transactions

DYNAMIC ALERT LIMITED
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

The Company has used and currently uses office space provided by its President for no consideration. No provision for these costs has been provided since they have been determined to be negligible.

Note 8	Subsequent Event

Subsequent to December 31, 2006, the Company issued 900,000 shares of common stock at a price of $0.10 per share for cash totalling $90,000.

                                                                                                                             F-11

Item 2. Management’s Plan of Operation

We incorporated as Dynamic Alert Limited (referred to herein as “Dynamic”, “we”, “us” and similar terms) on June 17, 2004, in the State of Nevada. Our principal executive offices are located at 45563 ROP Sunnyside, Surrey, British Columbia, V4A 9N3. Our telephone number is (604) 202-6747. Our fiscal year end is June 30.

On November 9, 2006, our Registration Statement on Form SB-2 was declared effective, enabling a registration offering of a maximum of 900,000 common shares at a price of $0.10 per share. As of January 31, 2007, subsequent to the quarter ending December 31, 2006, we accepted subscriptions for 900,000 shares from forty-one (41) investors, raising a total of $90,000. At present, our common shares are not posted for trading or listed on any exchange. 3,500,000 of the 4,400,000 outstanding common shares are currently held by our officers and directors.

We are a development stage company. We currently have no revenues from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We are in the process of establishing a business that assists consumers with their securities needs. We intend to offer a three-fold service.

Our first focus is to assist our clients in developing personalized security plans. It is our management’s opinion that having a personalized security plan in place may help create an atmosphere of safety and may allow consumers the ability to conduct daily activities without undue worry and concern. Our second focus is to source and market personal security products. This includes selling personal protection equipment and devices through our website and from our portable kiosk which will be placed periodically in local shopping malls and at business and leisure/travel conventions. Our third focus will be to provide personal protection on an as-needed basis.

Our goal is to help our customers create and implement a personalized security plan.

Principal Products and Services

Our target market is comprised of individuals in need of personalized security plans. We will offer services to help the consumer develop such a plan. The plan will review the daily activities of the individual in order to anticipate possible personal exposure to danger. The plan would identify weaknesses in their personal security and make plans of response if confronted by an assailant. For example, the plan would aid in developing skills to respond effectively if the individual were to encounter a would-be assailant in a poorly lit parking garage.

In addition, we intend to offer personal security products. These products may include items such as personal alarms, safety lights, canine repellant and dog chasers using ultrasonic technology. For the family with young children, we may expand into other electronic devices like child guard transmitter/receivers and telephone voice changers which may be used as in-home devices to help keep the child safe. A child guard/monitor alarm, when worn by the child, sends a constant signal to the receiver, letting the adult, who is holding the receiver, know that the child is starting to wander away. For home protection, we may include such devices as door jammers, window security clamps, motion sensors, as well as entrance alerts for both windows and doors. We expect to carry these types of products in inventory.

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

PLAN OF OPERATION

We are a development stage company that has not commenced selling our products and services, has no revenue, no financial backing and few assets. Even though we are inadvertently classified as a shell company as defined in Rule 12b-2, we believe that we are not a shell in that we are continuing to carry out our business plan. We anticipate that we will commence revenues by June 2007.

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Quarterly Report on Form 10-QSB filed on December 22, 2006; and our Form SB-2 Registration Statement filed October 30, 2006.

On October 5th, 2006, we began construction of our website at www.dynamicalertltd.com through the services of 18th Floor Media, an independent company located in Vancouver, British Columbia. We will now begin to further develop our website at an estimated cost of $3,000. The website will be used to introduce our products, take orders and respond to queries. Once the website is completed and operational, our officers will monitor the website daily to fill orders and to reply to inquiries.

On January 31, 2007, we began developing a marketing brochure incurring an initial cost of $9,500. This cost includes an initial direct marketing campaign package. The brochure will outline our services, products, fee structure, and ordering instructions and will include our mission statement which will state our intent to provide our clients with high quality services that meet or exceed their expectations and needs. The brochure will be distributed at our seminars as well as to all other potential clients within the Lower Mainland. We expect to have the brochure completed by the end of May 2007.

On February 5, 2007, we began the design and construction of a portable kiosk and portable display with an initial cost of $5,880. The portable kiosk will be used to facilitate seminars in order to assist us in creating a diversified market for our products. Our portable display will be situated periodically in the major traffic areas of a local Lower Mainland shopping mall. In discussions with administrative officials, we have been advised that pre-existing kiosk facilities are often available for rent on a daily, weekly, and monthly basis. These structures would require only minor modifications to suit our needs. The cost of these minor modifications may be our responsibility. The portable display will be set up at conventions in order to market the products and services we will make available to potential clients. The kiosk will have credit card point of sale (POS) facilities for processing credit card payments from both in-person sales as well as Internet purchases. On February 5, 2007, we also purchased necessary computer and related office equipment at a cost of $5,168.

Mr. Brad Hawkings graduated with a diploma in personal security and private investigation in June 2004. From May to August 2007, we intend to provide security training for our other officers, Ms. Audrey Reich and Ms. Meghan Cox, in order to broaden their personal security background. This training will come from outside sources unaffiliated with our company. By September 2007, we intend to have Mr. Brad Hawkings attend additional advanced training courses provided by specialized security training companies and consultants.

We have not yet secured product suppliers. As manufacturers and/or suppliers are selected, we will begin to order inventory. We have not entered into any material contracts or developed any affiliations with any third parties.

By June 2007, we plan to place advertising in local yellow pages and will join local business and travel associations in order to maintain contacts in the business community as well as to stay informed about security issues impacting our local community.

At our seminars, we will highlight the importance of personal security and protection, as well as present information on personal security equipment and devices available in the market. The risks of not implementing a personalized security plan will be addressed and we will discuss the benefits associated with personal protection. Our seminar will be used to promote the importance of our personal protection services as well as our security products available for purchase. Attendees will be able to pick-up our brochure, ask questions regarding our products and services, and order products and services directly from us at our seminars. These seminars will be held in local community colleges as well as churches and other social facilities. In order to adequately present our products and services, we will require sample inventory and marketing material to use at these seminars. Once our inventory is purchased and our marketing materials are available, we will contact community colleges. Since the colleges will need time to make meeting rooms available, we expect these seminars will not begin until in or after September 2007.

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

During the first stages of our growth, our officers will provide all the labor required to operate our website, kiosk and security seminars at no charge. Since we intend to operate with very limited administrative support, our officers will continue to be responsible for these tasks during at least the first two (2) years of operations. We have no plans to undertake product research and development during the next twelve (12) months; nor do we have plans or expectations to purchase or sell any significant equipment during this time.

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

How long we will be able to satisfy our cash requirements, and whether we will require additional outside funding within the next twelve (12) months depends on how quickly we can generate sales revenue and how much revenue can be generated.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Expenditures

The following table indicates our use of proceeds from the recently closed offering to be spent over the next twelve (12) months beginning January 1, 2007.

Expenditure Item

Legal and Accounting	4,713

Marketing and Travel	12,000

Website Development and Telecom	3,000

Inventory	18,000

Office Furniture and Equipment	5,000

Kiosk and Portable Display	18,000

Training and Consulting	16,000

Insurance and Bonding	6,000

Miscellaneous Administrative Costs	3,985

Total	$ 86,698

The expenditure items in the above chart are defined as follows:

Legal and Accounting Fees: This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. It also refers to the cost of preparation of agreements and documents including rental lease agreements when appropriate. We expect to make these expenditures throughout the year.

Marketing and Travel: This item refers to the cost of a basic marketing campaign and development of product information to provide to our customers and interested shoppers. It will include the cost of advertising in the Yellow Pages and the cost of placing advertisements with local business and travel associations as well as any costs associated with joining such associations. It will involve the printing of informational brochures and the cost of holding seminars to assist us in promoting our services and products. This expense also refers to the cost of travel to locate and identify potential security products we may wish to carry or utilize in the implementation of our services.

Website Development: This expense is the cost associated with continued development of our website. This expenditure will also cover the cost of hosting our website and monthly telephone and fax service throughout the remainder of the year. Initially the website will be used to introduce our services and products that will be available. Eventually, it will be developed sufficiently to take orders and respond to queries.

Inventory: This expenditure item refers to the total cost of establishing product inventory for sale to the public. We will start with $18,000 in inventory which we believe is an acceptable level of inventory.

Office Equipment and Equipment: This expenditure refers to the purchase of office equipment such as a computer, printer, cellular telephone, and necessary office supplies.

Kiosk and Portable Display: This item refers to the cost of designing and building one portable sales kiosk and one portable display acceptable for our use. In February 2007 we began design of our portable kiosk

Training and Consulting: This expense item will provide the funds necessary for security training for our officers in order to broaden their background in personal security. This also includes the cost for Mr. Hawkings to attend advanced training courses. At this time, we have not had any discussions, agreements or understanding with any consultants or experts in the personal security field.

Insurance and Bonding: This expense item is for basic insurance coverage. It will also provide bonding and background checks, as required, for our officers in order to provide personal security protection to our clients.

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

On November 9, 2006, our Registration Statement on Form SB-2, commission file number 333-119566, became effective, enabling us to offer up to 900,000 shares of common stock of our company at a price of $0.10 per share. On January 31, 2007, we accepted subscriptions for the entire offering from forty-one (41) investors, raising a total of $90,000. There were no underwriters for this offering.

We did not pay any underwriting discounts or commissions, finders’ fees, or expenses to underwriters. We did not make any direct or indirect payments to directors, officers, general partners of the issue or their associates or to any persons owning ten percent (10%) or more of any class of equity securities or to any affiliates.

As of the date of this Quarterly Report, there are 4,400,000 issued and outstanding shares of common stock of which 3,500,000 shares are held by our officers and directors.

The following tables note actual expenses incurred from November 9, 2006, to December 31, 2006 in connection with the issuance and distribution of the securities:

	Expenses	Amount of direct or indirect	Amount of direct or indirect
		payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the
Issuer

Legal		$ 0	$ 2,500

		$ 0	$ 2,500

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering. Net proceeds to our company from the offering were $90,000.

The following table notes the use of proceeds for actual expenses incurred for our account from November 9, 2006 to December 31, 2006.

Expenses	Amount of direct or indirect	Amount of direct or indirect
	payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the
Issuer

Legal and Accounting	$ 0	$ 3,287

Miscellaneous Administration	$ 0	$ 15

	$ 0	$ 3,302

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated by reference herein. See also Item 2 “Plan of Operation”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit

Number Description

3.1	Articles of Incorporation*

3.2	By-laws*

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

* Incorporated by reference to our SB2 Registration Statement, file number 333-119566, filed on October 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21th day of March, 2007.

DYNAMIC ALERT LIMITED

Date: March 21, 2007
By: /s/ Audrey Reich
                                                                                                               Name: Audrey Reich
                                                                                                                                                    Title: President/CEO, principal executive officer

Date: March 21, 2007

By: /s/ Bradley Hawkings
Name: Bradley Hawkings
                                                                          Title: Chief Financial Officer, principal financial officer and principal accounting officer