Form 10QSB
period 2007-03-31
DYNAMIC ALERT LTD
filed 2007-06-04
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]		TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to__________

Commission File Number 333-119566

DYNAMIC ALERT LIMITED
(Exact name of registrant as specified in its charter)

	Nevada	98-0430746

State or other jurisdiction of		(I.R.S. Employer
incorporation or organization		Identification No.)

45563 RPO Sunnyside, Surrey, B.C. V4A 9N3 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 202-6747

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Number of shares outstanding of the registrant’s class of common stock as of May 29, 2007: 4,400,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $717 revenue for the quarter ended March 31, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

DYNAMIC ALERT LIMITED (A Development Stage Company) FINANCIAL STATEMENTS MARCH 31, 2007

Financial Statements:	Page
Balance Sheets	F-2
Statements of Operations	F-3 to F-4
Statements of Cash Flows	F-5
Statement of Stockholders’ Equity	F-6
Notes to Financial Statements	F-7 to F-10

DYNAMIC ALERT LIMITED
(A Development Stage Company)
BALANCE SHEETS
	March 31,	June 30,
	2007	2006

	(Unaudited)	(See Note 1)

ASSETS
Current
Cash	$ 82,098	$ 23,328

Total Current Assets	82,098	23,328
Office Equipment costs, net of depreciation $98	5,782	-
Computer Equipment, net of depreciation $103	3,598	-
Website Development Costs, net of amortization $168	782	-

TOTAL ASSETS	$ 92,260	$ 23,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current
Accounts payable	$ 1,000	$ 1,436
Accrued liabilities	3,825	2,624

Total current liabilities	4,825	4,060

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,400,000 and 3,500,000 common shares as at March 31,	4,400	3,500
2007 and June 30, 2006 respectively
Additional paid-in capital	120,600	31,500
Accumulated Comprehensive Gain	881	-
Deficit Accumulated During the Development Stage	(38,446)	(15,732)

	87,435	19,268

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$ 92,260	$ 23,328

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month	Three-month
	period ending	period ending
	March 31, 2007	March 31, 2006

Revenue	$ 717	$ -

Cost of Goods Sold	750	-

	(33)	-

Expenses
Depreciation and amortization	280	-
Consulting	-	-
Marketing	9,500	-
Office and administration	793	96
Organizational costs	-	-
Professional fees	4,763	-

	15,336	96

Net Loss from Operations	(15,369)	(96)

Other Income
Interest income	-	130

Net Income (Loss) for the Period	$ (15,369)	$ 34

Basic and Diluted Loss per Share	$ Nil	Nil

Weighted Average Number of	4,100,000	3,500,000
Shares Outstanding

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED
(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, JUNE 17, 2004, TO MARCH 31, 2007 (Unaudited)

			Cumulative
	Nine-month	Nine-month	amounts from
	period ending	period	June 17, 2004
	March 31, 2007	ending	(Date of
		March 31,	Inception) to
		2006	March 31, 2007

Revenue	$ 717	$ -	$ 717

Cost of Goods Sold	750	-	750

	(33)	-	(33)

Expenses
Depreciation and amortization	369	-	369
Consulting	-	-	200
Marketing	9,500	-	9,500
Office and administration	1,412	289	4,962
Organizational costs	-	-	1,058
Professional fees	11,400	500	22,725

	22,681	789	38,814

Net Loss from Operations	(22,714)	(789)	(38,847)

Other Income
Interest income	-	312	401

Net Loss for the Period	$ (22,714)	$ (477)	$ (38,446)

Basic and Diluted Loss per	$ Nil	$ Nil	$ (.01)
Share

Weighted Average Number of	3,696,364	3,500,000	3,509,627
Shares Outstanding

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, JUNE 17, 2004, TO MARCH 31, 2007 (unaudited)

	Nine month	Nine month	Cumulative amounts
	period ended	period ended	from June 17, 2004
	March 31,	March 31,	(Date of Inception) to
	2007	2006	March 31, 2007

Cash Flows from Operating Activities
Net loss for the period	$ (22,714)	$ (477)	$ (38,446)

Adjustments to Reconcile Net Loss to
Net Cash used by Operating Activities
Amortization	369	-	369
Accounts payable and accrued
liabilities	765	(500)	4,825

Net Cash (used in) Operating
Activities	(21,580)	(977)	(33,252)

Cash Flows from Investing Activity
Additions to capital assets	(9,581)	-	(9,581)
Additions to intangibles	(950)	-	(950)

Net Cash (used in) Investing
Activities	(10,531)	-	(10,531)

Cash Flows from Financing Activity
Issuance of common shares	90,000	-	125,000
Foreign currency translation
adjustment	881	-	881

Net Cash provided by Financing
Activities	90,881	-	125,881

Increase (Decrease) in Cash during
the Period	58,770	(977)	82,098

Cash, Beginning of Period	23,328	24,474	-

Cash, End Of Period	$ 82,098	$ 23,497	$ 82,098

Supplemental Disclosure of Cash
Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

		DYNAMIC ALERT LIMITED
		(A Development Stage Company)

	STATEMENT OF STOCKHOLDERS’ EQUITY

		MARCH 31, 2007
		(unaudited)

		CAPITAL STOCK		DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	ACCUMULATED COMPRE- HENSIVE INCOME (LOSS)
			ADDITIONAL PAID-IN CAPITAL

	SHARES	AMOUNT				TOTAL

June 17, 2004 – Shares
for cash at $0.01	100,000	$ 100	$ 900	$ -	$ -	$ 1,000
June 30, 2004 – Shares
issued for cash at $0.01	3,400,000	3,400	30,600	-	-	34,000
Net loss for the period
ended June 30, 2004	-	-	-	(1,709)		(1,709)

Balance, June 30, 2004	3,500,000	3,500	31,500	(1,709)	-	33,291

Net loss for the year	-	-	-	(9,817)	-	(9,817)

Balance, June 30, 2005	3,500,000	3,500	31,500	(11,526)	-	23,474

Net loss for the year	-	-	-	(4,206)	-	(4,206)

Balance, June 30, 2006	3,500,000	3,500	31,500	(15,732)	-	19,268

January 23, 2007 – Shares
for cash at $0.10	900,000	900	89,100	-	-	90,000
Foreign currency
translation adjustment	-	-	-	-	881	881

Net loss for the period	-	-	-	(22,714)	-	(22,714)

Balance, March 31, 2007	4,400,000	$ 4,400	$ 120,600	$ (38,446)	$ 881	$ 87,435

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)

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

The Company was incorporated in the State of Nevada, United States of America on June 17, 2004. The Company’s fiscal year-end is June 30.

b)	Development Stage Activities

The Company is in the development stage and has realized only minimal revenues from its planned operations. The Company intends to establish itself as a company that provides customers with security professionals who will provide personal protection as needed, as well as selling a selection of personal security products.

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) that apply to established operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 3    Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements. The financial statements are stated in U.S. dollars.

a)	Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

b)	Income Taxes

The Company has adopted the Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”, which requires the use of the asset and liability method of accounting of income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements

DYNAMIC ALERT LIMITED
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007 (Unaudited)

carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)	Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

The Company has had minimal revenues to date. It is the Company’s policy that revenues are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)	Currency

The functional currency of the Company is the U.S. Dollar.

g)	Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

h)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents.

i)	Furniture and equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation.

A summary of the estimated useful lives follows:

Computer equipment	3 years
Furniture and fixtures	5 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings.

DYNAMIC ALERT LIMITED
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007 (Unaudited)

j)	Website Development Costs

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

k)	Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At March 31, 2007, the Company had $41,623 U.S. funds on deposit in a Canadian business bank account which is not insured.

l)	Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

m)	Foreign Currency Translations

The Company uses the Canadian dollar and the U.S. dollar as its functional currency. The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

	i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

	ii)	Non-monetary assets and liabilities, and equity at historical rates; and

	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from functional currency into the reporting currency is conducted as follows:

	i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date;

	ii)	Equity at historical rates; and

	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss.

n)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130 – “Reporting Comprehensive Income”. SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

o)	Other
The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)

Note 4                     Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates the continuation of the Company as a going concern. However, the Company has sustained losses and has had minimal selling activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. There is no assurance of the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 5                     Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On June 17, 2004, the Company issued 100,000 shares of common stock at a price of $0.01 for cash totalling $1,000.

On June 30, 2004, the Company issued 3,400,000 shares of common stock at a price of $0.01 for cash totalling $34,000.

On January 31, 2007, the Company issued 900,000 shares of common stock at a price of $0.10 for cash totalling $90,000.

Note 6	Income Taxes

	The Company is subject to foreign and domestic income taxes. The Company has had no income, and
	therefore has paid no income tax.

	Deferred income taxes arise from temporary timing differences in the recognition of income and expenses
	for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit
	from net operating loss (“NOL”) carry-forwards. The Company’s deferred tax assets are offset by a
	valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net
	operating loss carry-forwards may be further limited by a change in company ownership and other
	provisions of the tax laws.

	The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as
	follows:

				Estimated Tax		Change in
		Estimated NOL	NOL	Benefit from	Valuation	Valuation	Net Tax
	Period Ending	Carryforward	Expires	NOL	Allowance	Allowance	Benefit

	June 30, 2004	1,709	2024	427	(427)	(427)	—
	June 30, 2005	9,817	2025	2,454	(2,454)	(2,027)	—
	June 30, 2006	15,732	2026	3,933	(3,933)	(1,479)	—
	March 30, 2007	38,446	2027	9,612	(9,612)	(5,679)	—

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)

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

ITEM 2.                  MANAGEMENT’S PLAN OF OPERATIONS

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

In addition, we intend to offer personal security products. These products may include items such as personal alarms, safety lights, canine repellant and dog chasers using ultrasonic technology. For the family with young children, we may expand into other electronic devices like child guard transmitter/receivers and telephone voice changers which may be used as in-home devices to help keep children safe. A child guard/monitor alarm, when worn by the child, sends a constant signal to the receiver, letting the adult, who is holding the receiver, know that the child is starting to wander away. For home protection, we may include such devices as door jammers, window security clamps, motion sensors, as well as entrance alerts for both windows and doors. We expect to carry these types of products in inventory.

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

We have generated only $717 in revenues from the sale of products since the inception of our company. The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Prior to the public offering of stock, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On November 9, 2006, our Registration Statement on Form SB-2 was declared effective, enabling us to commence an offering of up to 900,000 common shares at a price of $0.10 per share. As of January 31, 2007, we accepted subscriptions for 900,000 shares from forty-one (41)

investors, raising a total of $90,000. At present, our common shares are not posted for trading or listed on any exchange. 3,500,000 of the 4,400,000 outstanding common shares are currently held by our officers and directors.

Our public offering placed $90,000 into our treasury, allowed us to proceed, on February 1, 2007, with our Plan of Operation as set out in our prospectus, in accordance with our twelve (12) operational budget.

We have begun operations and the sale of inventory. We do not have any full-time employees at the present time. We will continue to operate with very limited administrative support, and our current officers will continue to be responsible for all planning, developing and operational duties, without compensation until at least the end of December 2007. This will enable us to preserve capital during the early stages of development.

Milestones

We have begun to further develop our website at an estimated cost of $2,645. The website will be used to introduce our products, take orders and respond to queries. Once the website is completed and operational, our officers will monitor the website daily to fill orders and to reply to inquiries.

We are developing a marketing brochure incurring at an initial cost of $9,500. This cost includes an initial direct marketing campaign package. The brochure will outline our services, products, fee structure, and ordering instructions and will include our mission statement which will state our intent to provide our clients with high quality services that meet or exceed their expectations and needs. The brochure will be distributed at our seminars as well as to all other potential clients within the Lower Mainland. We expect to have the brochure completed by the end of July 2007.

We have begun the design and construction of a portable kiosk and portable display at an initial cost of $5,880. The portable kiosk will be used to facilitate seminars in order to assist us in creating a diversified market for our products. Our portable display will be situated periodically in the major traffic areas of a local Lower Mainland shopping mall. In discussions with administrative officials, we have been advised that pre-existing kiosk facilities are often available for rent on a daily, weekly, and monthly basis. These structures would require only minor modifications to suit our needs. The cost of these minor modifications may be our responsibility. The portable display will be set up at conventions in order to market the products and services we will make available to potential clients. We have also purchased necessary computer and related office equipment at a cost of $3,701.

In September 2007, we intend to arrange for security training for our other officers, Ms. Audrey Reich and Ms. Meghan Cox, in order to broaden their personal security background. This training will come from outside sources unaffiliated with our company. We also intend to have Mr. Brad Hawkings attend additional advanced training courses provided by specialized security training companies and consultants.

As manufacturers and/or suppliers are selected, we will continue to order inventory. We have not entered into any material contracts or developed any affiliations with any third parties.

By July 2007, we plan to place advertising in local yellow pages and will join local business and travel associations in order to maintain contacts in the business community as well as to stay informed about security issues impacting our local community.

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

During the first stages of our growth, our officers will provide all the labor required to operate our website, kiosk and security seminars at no charge. Since we intend to operate with very limited administrative support, our officers will continue to be responsible for these tasks for the foreseeable future.

We will continue our efforts on building our internet business and the development of our seminars in order to establish a strong client base. In addition, we hope to generate sales revenue from our portable kiosk which will be placed periodically in various Lower Mainland shopping malls. As we gain experience and develop sufficient revenues from sales and service, we may consider expanding our business within the region and possibly to other locations within Canada. At this time, we have no plans to expand outside Canada.

Expenditures

The following table indicates our intended use of the proceeds received from the recently closed offering on January 29, 2007, which shall be spent over the ten (10) months beginning April 1, 2007.

Expenditure Item

Marketing and Travel	2,500

Website Development and Telecom	2,645

Inventory	18,000

Office Furniture and Office Supplies	1,249

Portable Display	12,120

Training and Consulting	16,000

Insurance and Bonding	6,000

Miscellaneous Administrative Costs	3,547

Total	$ 62,061

The expenditure items in the above chart are defined as follows:

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

Office Furniture and Office Supplies: This expenditure refers to the purchase of office furniture and necessary office supplies.

Portable Display: This item refers to the cost of designing and building one portable display acceptable for our use.

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

We do not anticipate making any major purchases of capital assets, or conducting any research and development in the next twelve (12) months. Our current corporate employee count is expected to remain the same for the next year.

We believe we have sufficient cash resources to satisfy our needs through the end of January 2008. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At March 31, 2007, we had working capital of $77,273, compared to working capital of $19,268 at June 30, 2006. At March 31, 2007 our total assets consisted of cash of $82,098 and capital assets of $10,162. This compares with total assets at June 30, 2006 consisting of cash of $23,328.

At March 31, 2007, our total current liabilities increased to $4,825 from $4,060 at June 30, 2006.

We have had $717 in revenue from inception. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Results of Operations

We posted losses of $15,369 for the quarter ended March 31, 2007 compared to a net income of $34 for the quarter ended March 31, 2006. From inception to March 31, 2007, we have incurred losses of $38,446. The principal components of losses were professional fees of $22,725, marketing costs of $9,500, office and administration expenses of $4,962, organizational costs of $1,058, supplies and materials of $750, amortization of $369 and consulting fees of $200.

As of the date of this report, our net cash balance is approximately $78,891. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations through January 2008. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

ITEM 3.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
None.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

There have not been any changes in our securities since filing our last Quarterly Report on Form 10-QSB for the period December 31, 2006, as filed March 21, 2007.

As previously reported, on November 9, 2006, our Registration Statement on Form SB-2, commission file number 333-119566, became effective, enabling us to offer up to 900,000 shares of our common stock at a price of $0.10 per share. On January 31, 2007, we accepted subscriptions for the entire offering from forty-one (41) investors, raising a total of $90,000. There were no underwriters for this offering.

As of the date of this Quarterly Report, there are 4,400,000 issued and outstanding shares of common stock of which 3,500,000 shares are held by our officers and directors.

Following is a summary of the use of proceeds for actual expenses incurred for our account from November 9, 2006 to March 31, 2007 in connection with the issuance and distribution of the securities:

	Expenses	Amount of direct or indirect	Amount of direct or indirect
		payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the
Issuer

Legal		$ 0	$ 2,500

		$ 0	$ 2,500

The costs of the offering described above were paid directly from existing working capital.

The following table notes the use of proceeds for actual expenses incurred for our account from November 9, 2006 to March 31, 2007. This chart details the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect	Amount of direct or indirect
	payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the
Issuer

Legal and Accounting	$0	$ 8,050

Marketing and Travel	0	9,500

Website Dev’ment & Telecom	0	355

Office Furniture and Equipment	0	3,701

Kiosk and Portable Display	0	5,880

Miscellaneous Administration	0	453

$ 0	$ 27,939

The proceeds from our offering are to be used to fund our operations as described in our Form SB-2 offering document incorporated by reference herein. See also Item 2 “Plan of Operation”.

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

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-119566, filed on October 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of May, 2007.

DYNAMIC ALERT LIMITED

Date: May 29, 2007                                  By: /s/ Audrey Reich

Name: Audrey Reich
Title: President/CEO, principal executive officer

Date: May 29, 2007                                  By: /s/ Bradley Hawkings

Name: Bradley Hawkings
Title: Chief Financial Officer, principal financial officer and principal accounting officer