Form 10QSB/A
period 2007-03-31
DYNAMIC ALERT LTD
filed 2007-07-10
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]		TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from _______	to _______

Commission File Number 333-119566

DYNAMIC ALERT LIMITED
(Exact name of registrant as specified in its charter)

	Nevada	98-0430746

State or other jurisdiction of		(I.R.S. Employer
incorporation or organization		Identification No.)

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

This Amendment No. 1 to Form 10-QSB for the period ended March 31, 2007, has been filed by Dynamic Alert Limited (the “Registrant”) for the sole purpose of changing the check mark on the cover page of the Form 10-QSB so as to indicate that the Registrant, as of the time of filing the Form 10-QSB, is a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of July, 2007.

DYNAMIC ALERT LIMITED

Date: July 10, 2007	By: /s/ Audrey Reich

Name: Audrey Reich
Title: President/CEO, principal executive officer

Date: July 10, 2007	By: /s/ Bradley Hawkings

Name: Bradley Hawkings
Title: Chief Financial Officer, principal financial officer and principal accounting officer