Form 10KSB
period 2006-12-31
DYNAMIC ALERT LTD
filed 2007-10-09
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File Number 333-119566

DYNAMIC ALERT LIMITED
(Exact name of registrant as specified in its charter)

	Nevada		98-0430746

	State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization		Identification No.)

45563 RPO Sunnyside, Surrey, B.C. V4A 9N3 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 202-6747

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class None Securities registered under Section 12(g) of the Exchange Act:	Name of each exchange on which registered None

Common Stock, $0.001 Par Value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. _X_Yes __No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

Net revenues for its most recent fiscal year: $717.00

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of September 30, 2007: $90,000

Number of common voting shares issued and outstanding as of September 30, 2007: 4,400,000 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
_________
Yes ____X
_____
No

     DOCUMENTS INCORPORATED BY REFERENCE – SB-2 Registration Statement Amendment 10 filed on October 30, 2006, SEC File Number 333-119566; Quarterly Report on Form 10-QSB/A filed July 10, 2007, Quarterly Report on Form 10-QSB filed June 4, 2007, Quarterly Report on Form 10-QSB filed March 21, 2007, Form 8-K filed March 02, 2007; Quarterly Report on Form 10-QSB filed on December 22, 2006; notice of Effectiveness filed on November 9, 2006, and as described in this Form 10-KSB annual report.

TABLE OF CONTENTS

Page

PART I
Item 1. Description of Business	4
Item 2. Description of Properties	8
Item 3. Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	8

PART II
Item 5. Market For Common Equity and Related Stockholder Matters	8
Item 6. Management’s Discussion and Analysis or Plan of Operation	9
Item 7. Financial Statements and Supplementary Data	12
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	13

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance:	13
Compliance with Section 16(A) of the Exchange Act
Item 10. Executive Compensation	15
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters	16
Item 12. Certain Relationships and Related Transactions and Director Independence	17
Item 13. Exhibits	17
Item 14. Principal Accountant Fees and Services	17
Signatures

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

We incorporated as Dynamic Alert Limited (referred to herein as “Dynamic”, “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. Our principal executive offices are located at 45563 ROP Sunnyside, Surrey, British Columbia, V4A 9N3. Our telephone number is (604) 202-6747. Our fiscal year end is June 30.

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

We are in an early development stage of operations. Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.

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

The Market

Our initial target market is the Greater Vancouver Regional District and Fraser Valley, British Columbia, Canada. Our focus will be individuals who are concerned about their personal security and physical well being.

For instance, we will target individuals who spend relatively long periods of uninterrupted time engaged in a focused activity. An example would be a person training for a marathon, spending large blocks of time running. For a consumer such as this there would be two (2) options. Option one would include the carrying of a personal alarm, safety reflectors, and/or a choice of dog repellants. Although these items are available at many retail stores, we would also sell personal protection products, at retail prices, when they are deemed an appropriate component of their personalized security plan. Option two would be security personnel that would ride or drive along with the client to provide visual security. These services would be provided by our directors.

Another market that we will target is individuals living alone. We will offer products such as personal alarms, window/door security devices, motion sensors and telephone voice changers to these consumers. Additionally, we will offer physical security staff engaged in providing perimeter and visual security to the consumer’s premise.

Yet another niche market is families with young children. Whether in the home or while out with a parent or guardian, there are several types of security devices available. For in-home security, there are alarms that will alert the caregiver if the child opens a window or door. Outside the home, a product such as an electronic child guard transmitter will notify the caregiver if the child wanders more than a predetermined number of feet from the receiver.

Our marketing strategy will be aimed to include persons traveling in unfamiliar surroundings or those arriving in the Greater Vancouver Regional District and the Fraser Valley area. Since we intend to offer services that will enhance personal safety and security, we believe these potential customers will find comfort in being able to find services that will provide for their safety, and in being able to call for assistance when needed.

Competition and Competitive Strategy

We are a development stage company and are presently unknown in the industry. Our competitive position is not measurable. At present, there are other companies offering the products and services we intend to market. However, with today’s heightened awareness of the need for personal security, we believe that the demand is growing more quickly than the supply. From the collective experience of our founders, from anecdotal evidence gleaned through personal conversations and from an Internet search of security companies offering related services in the Vancouver marketplace, management believes that nearly half of these security companies are limited to offering security systems for structures and do not provide products and services for personal security. Further, we understand that many of the security companies provide only security guard patrol services.

We believe that we will differentiate our services from our competitors by combining personal security products with attendant services. We believe that using a personal approach targeted directly to the end user will give us a competitive advantage. However, it should be noted that the research we have conducted to date could be incomplete or inaccurate and this conclusion could, therefore, be mistaken.

Dependence on One or a Few Major Customers

We see our marketplace, the greater Vancouver metropolitan area, as being a source of customers that will continue to grow in the foreseeable future. The largest of the twenty-one (21) municipalities that make up the Greater Vancouver Regional District is the City of Vancouver. For the past thirty (30) years the population of Vancouver has been growing steadily and is now well over half a million. As of 2001, the number of dwellings in the City of Vancouver was approximately 236,520. The city’s population growth is currently averaging an increase of approximately six thousand (6,000) people per year. By the year 2021, Vancouver is expected to have a population of approximately six hundred thirty-five thousand (635,000) people. The city of Vancouver has published a Regional Context Statement and using 1996 as the base year, this publication shows that zoning already in place could accommodate between fifty thousand (50,000) to sixty-six thousand (66,000) additional dwellings. Our management views these new residences as an ever-expanding potential for new clients.

We also intend to offer a comprehensive package of services for personal security to individuals with security concerns, such as those who have been victims of serious incidents or threats. We will supply support for those under duress from serious threats or violence, and provide protection to prominent individuals with such concerns.

Our market is the individual who requires, as part of his or her personalized security plan, products that provide deterrents from aggression. It may be the athlete who, while involved in long-distance training, is confronted with an unwanted aggressor. Our market will include women working shift-work, elderly, retired, those living alone, and those living in families and communities who feel the need for some added personal protection.

The customer may include the individual who needs a personal attendant to be part of a difficult meeting which has the potential of aggression or violence. Travelers and visitors who are unsure of the area may likewise require a personal attendant. Special events bring celebrities to the area that may choose to use the local security professionals who know and understand their own marketplace.

In marketing our products and services, we are not dependant on one (1) or a few major customers. We will be direct selling to the consumer. We will be working with individuals who require our offered products and services. To the extent known at this time, we do not intend to target large corporations until after our first year of operations.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we plan to provide that would give cause for any patent, trademark or license infringements or violations. We have also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Governmental Controls and Approvals

In regards to both the retail and the customer service portions of our business, the major area for government control or need for government approval would be in terms of business licensing. We will acquire any necessary local municipal business licenses which will be determined by the cities or municipalities in which our kiosks will be located from time to time.

All of the products that will be offered for sale will be purchased from reputable wholesale distributors and manufactures and will carry the necessary government and industry standard approvals. We do not intend to sell products that are restricted or regulated in Canada.

Existing or Probable Government Regulations

Other than the licensing requirements discussed above, our management is not aware of any other types of government regulations existing or of any regulations being contemplated that will adversely affect our ability to operate.

Research and Development Activities and Costs

Our directors and officers have undertaken limited research and investigation to date regarding the type and supply of products and market need for personal protection. We do not have any plans for additional research or development during the next twelve (12) month period.

Compliance with Environmental Laws

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future to address issues specific to our business.

Employees

We have no employees at the present time. Our officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until our business has been successfully launched and we have sufficient, reliable revenue flow from our operations. Our officers and directors will undertake the work and tasks necessary to bring our business to the point of having positive cash flow by earning revenues from Internet sales, kiosk sales and contract sales. We do not expect to hire any employees within the next twelve (12) months.

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

We Have A Limited Operating History And Are Still Proving The Viability Of Our Products And Business Model.

We have a limited operating history and must be considered as being in the development stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis. If we are unable to prove our business model or the viability of our products and/or services, we may not be able to continue operations.

We May Require Significant Additional Financing Before Our Products May Be Marketed And Sold Successfully And Profitably And There Is No Assurance That Such Funds Will Be Available As, If And When Needed.

We have only raised $90,000 which is sufficient to fund our operations for the next twelve (12) months. Accordingly, our ability to sell our products and services to potential customers will be dependent upon our ability to raise significant additional financing. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Failure to obtain such additional funds on terms and conditions that we deem acceptable may materially and adversely affect our ability to effectively market and distribute our products and/or services resulting in decreased revenues which may also result in a decreased share price.

Inability Of Our Officers And Directors To Devote Sufficient Time To The Operation Of Our Business May Limit Our Success.

Presently, our officers and directors allocate only a portion of their time to the operation of our business. Should our business develop faster than anticipated, our officers may not be able to devote sufficient time to the operation of our business to ensure that it continues as a going concern. Even if our management’s lack of sufficient time is not fatal to our existence, it may result in our limited growth and success.

Unproven Profitably Due To Lack Of Operating History Makes An Investment In Us An Investment In An Unproven Venture.

We were formed on June 17, 2004. Since our date of inception, we have not had significant revenues or operations and we have few assets. Due to our lack of operating history, the revenue and income potential of our business is unproven. If we cannot successfully implement our business strategies, we may not be able to generate sufficient revenues to operate profitably. Since our resources are very limited, insufficient revenues would result in termination of our operations, as we cannot fund unprofitable operations unless additional equity or debt financing is obtained.

Our Independent Auditors’ Report States That There Is A Substantial Doubt That We Will Be Able To Continue As A Going Concern.

Our independent auditors, Schumacher & Associates, Inc. Certified Public Accountants, state in their audit report, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Our Management Currently Controls Us, And Thus, You Will Most Likely Not Be Able To Influence Our Control Through Elections To The Board Of Directors.

Our management collectively owns more than seventy-nine percent (79%) of our total issued and outstanding shares of common stock. Therefore, our management will continue to retain control of us

You Should Not Expect To Receive Dividends.

We have never paid any cash dividends on shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our consolidated financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.

ITEM 2. DESCRIPTION OF PROPERTIES.

We do not own or rent facilities of any kind. At present, we are operating from our principal office that is located within the offices of our President, who provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.

LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual shareholders’ meeting on January 5, 2007.

All of the shareholders of the Corporation attended. It was unanimously resolved that Audrey Reich, Meghan Cox and Bradley Hawkings be elected as the entire Board of Directors until the next annual meeting of the shareholders or until their respective successors are elected and qualified.

It was further resolved that all previous acts taken by the Board of Directors were approved, authorized, ratified, reaffirmed and confirmed in all respects.

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
(a)	Market Information

Our shares of common stock, par value $0.001 per share, are quoted on the Over-the-Counter Bulletin Board (“OTC.BB”) under the symbol “DYMC”. As of our fiscal year end June 30, 2007, our shares had not been traded.

(b) Holders

As of September 30, 2007, there were approximately forty-three (43) holders of record of our common stock.

(c) Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business, and therefore, do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

(d) Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold any unregistered securities during the past three (3) years prior to the date of the filing of this annual report.

USE OF PROCEEDS FROM REGISTERED SECURITIES

As previously reported, on November 9, 2006, our Registration Statement on Form SB-2 was declared effective, and on January 31. 2007, we completed a maximum offering of a maximum of 900,000 common shares at a price of $0.10 per share. On August 17, 2007, we obtained regulatory approval to post our common shares for trading on the OTC.BB under the trading symbol “DYMC”.

As of the date of this Form 10-KSB Annual Report, there are 4,400,000 issued and outstanding shares of common stock of which 3,500,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from November 9, 2006 to June 30, 2007 in connection with the issuance and distribution of the securities:

Amount of direct or indirect payments
	to directors, officers, general partners,	Amount of direct or indirect
Expenses	10% shareholders or affiliates of the	payments to others
Issuer

Legal	$ 0	$ 2,500
Transfer Agent	0	1,625
	$ 0	$ 4,125

The above expenses were paid directly from existing working capital at the time of the offering: therefore, they were not deducted from the proceeds of the offering. Net proceeds from the offering were $90,000.

The following table notes the use of proceeds for actual expenses incurred for our account from November 9, 2006 to June 30, 2007. This chart is detailing the use of net offering proceeds from the offering of the securities.

	Amount of direct or indirect payments
	to directors, officers, general partners,	Amount of direct or indirect
Expenses	10% shareholders or affiliates of the	payments to others
	Issuer

Legal and Accounting	$ 0	$ 17,694
Marketing	0	9,500
Website Dev’t & Telecom	0	355
Office Furniture & Equipment	0	3,701
Kiosk	0	5,880
Miscellaneous Administration	0	988
	$ 0	$ 38,118

The proceeds from our offering are being used to fund our operations as described in the Form SB-2 offering document incorporated by reference herein. See also Item 2 “Plan of Operation”.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

We did not repurchase any equity securities during the fourth quarter of the fiscal year covered by this annual report.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We have generated only $717 in revenues from the sale of products since our inception. The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; our Form SB-2 Registration Statement/Amendment No. 10 filed on October 30, 2006, SEC File Number 333-119566; our Quarterly Report on Form 10-QSB/A filed July 10, 2007, our Quarterly Report on Form 10-QSB filed June 4, 2007, our Quarterly Report on Form 10-QSB filed March 21, 2007, our Form 8-K filed March 02, 2007; our Quarterly Report on Form 10-QSB filed on December 22, 2006; a notice of Effectiveness filed on November 9, 2006, and as described in this Form 10-KSB annual report.

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to complete the roll-out of our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We are in the process of establishing a business that assists consumers with their securities needs. We intend to offer a three-fold service.

Our first focus is to assist our clients in developing personalized security plans. It is our management’s opinion that having a personalized security plan in place may help create an atmosphere of safety and may allow consumers the ability to conduct daily activities without undue worry and concern. Our second focus is to source and market personal security products. This includes selling personal protection equipment and devices through our website and from our portable kiosk(s) which will be placed periodically in local shopping malls and at business and leisure/travel conventions. Our third focus will be to provide personal protection on an as-needed basis.

Our goal is to help our customers create and implement a personalized security plan.

We do not anticipate making any major purchases of capital assets, or conducting any research and development in the next twelve (12) months. Other than our current officers, we have no employees at the present time. We do not expect to hire any employees within the next twelve (12) months.

We believe we have sufficient cash resources to satisfy our needs through the end of January 2008. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

Management's Discussion and Analysis of Financial Condition and Results of Operations

We are continuing to develop our website. The website will be used to introduce our products, take orders and respond to queries. Once the website is completed and operational, our officers will monitor the website daily to fill orders and to reply to inquiries.

We are developing a marketing brochure incurring an initial cost of $9,500. This cost includes an initial direct marketing campaign package. The brochure will outline our services, products, fee structure, and ordering instructions and will include our mission statement which will state our intent to provide our clients with high quality services that meet or exceed their expectations and needs. The brochure will be distributed at our seminars as well as to all other potential clients within the Lower Mainland. We expect to have the brochure completed by the end of October 2007.

We have begun the design and construction of a portable kiosk and portable display with an initial cost of $5,880. The portable kiosk will be used to facilitate seminars in order to assist us in creating a diversified market for our products. Our portable display will be situated periodically in the major traffic areas of a local Lower Mainland shopping mall. In discussions with administrative officials, we have been advised that pre-existing kiosk facilities are often available for rent on a daily, weekly, and monthly basis. These structures would require only minor modifications to suit our needs. The cost of these minor modifications may be our responsibility. The portable display will be set up at conventions in order to market the products and services we will make available to potential clients. We have also purchased necessary computer and related office equipment at a cost of $3,701.

In January 2008, we intend to provide security training for our officers. This training will come from outside sources unaffiliated with us.

Our seminars will highlight the importance of personal security and protection, as well as present information on personal security equipment and devices available in the market. The risks of not implementing a personalized security plan will be addressed and we will discuss the benefits associated with personal protection. Our seminar will be used to promote the importance of our personal protection services as well as our security products available for purchase. Attendees will be able to pick-up our brochure, ask questions regarding our products and services, and order products and services directly from us at our seminars. These seminars will be held in local community colleges as well as churches and other social facilities. In order to adequately present our products and services, we will require sample inventory and marketing material to use at these seminars. Once our inventory is purchased and our marketing materials are available, we will contact community colleges. Since the colleges will need time to make meeting rooms available, we expect these seminars will not begin until January 2008.

We plan to distribute all orders from our office location. Both kiosk and internet orders will be filled from the same location. Internet orders will be shipped via Canada Post Express Courier Service. Distribution of our personal protection services will be on a contract basis. Our security personnel will be sent out on specific jobs as required.

During the first stages of our growth, our officers will provide all the labor required to operate our website, kiosk and security seminars at no charge. Since we intend to operate with very limited administrative support, our officers and directors will continue to be responsible for these tasks for at least the next twelve (12) months.

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

At June 30, 2007, we had working capital of $69,224, compared to working capital of $19,268 at June 30, 2006. At June 30, 2007, our total assets consisted of cash of $34,491, notes receivable of $42,665, and capital assets of $9,882. This compares with total assets at June 30, 2006 consisting of cash of $23,328.

At June 30, 2007, our total current liabilities increased to $7,932 from $4,060 at June 30, 2006.

We have had $717 in revenues from inception. Our short and long-term survival is dependent on funding from increased sales of inventory and services, sales of securities, as necessary, or from shareholder loans.

We posted a net loss of $35,075 for the year ended June 30, 2007 compared to a net loss of $4,206 for the year ended June 30, 2006. From inception to June 30, 2007 we have incurred a net loss of $50,807. The principal components of losses were professional fees of $32,368, marketing costs of $9,500, office and administration expenses of $7,123, organizational costs of $1,058, cost of goods sold of $750, depreciation and amortization of $1,050 and consulting fees of $200.

As of the date of this report, our net cash balance is approximately $74,813. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and United States Dollars. We believe that the exchange rate risk surrounding our future transactions will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Off Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-14 of this Form 10-KSB, and include (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Equity; and (4) Notes to Financial Statements.

DYNAMIC ALERT LIMITED

(A Development Stage Company)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JUNE 30, 2007

Page
Reports of Independent Registered Public Accounting Firm	F-2 to F-3
Financial Statements:
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Cash Flows	F-6
Statement of Stockholders’ Equity	F-7
Notes to Financial Statements	F-8 to F-12

Report of Independent Registered Public Accounting Firm

Board of Directors Dynamic Alert Limited

We have audited the accompanying balance sheet of Dynamic Alert Limited as of June 30, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2006 and for the cumulative period from June 17, 2004 (inception) to June 30, 2006 were audited by other auditors whose report dated October 3, 2006 expressed an unqualified opinion on those statements. Our opinion on the statements of stockholders’ equity, operations and cash flows for the period June 17, 2004 (inception) to June 30, 2007, insofar as it relates to amounts for prior periods through June 30, 2006 is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Alert Limited as of June 30, 2007 and the related statements of operations, and cash flows for the year ended June 30, 2007, and for the cumulative period from June 17, 2004 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has minimal business operations to date and has losses to date of approximately $50,800, which raise substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also explained in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc. Certified Public Accountants 2525 15th Street, Suite 3H Denver, CO 80112 September 24, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors Dynamic Alert Limited

     We have audited the accompanying balance sheet of Dynamic Alert Limited as of June 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the period from June 17, 2004 (Date of Incorporation) to June 30, 2006 and for the year ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Alert Limited as of June 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the period from June 17, 2004 (Date of Incorporation) to June 30, 2006 and for the year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has minimal business operations to date, which raise substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also explained in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom MILLER AND MCCOLLOM Certified Public Accountants 4350 Wadsworth Boulevard, Suite 300 Wheat Ridge, Colorado 80033

October 3, 2006

DYNAMIC ALERT LIMITED (A Development Stage Company)

BALANCE SHEETS

	June 30, 2007	June 30, 2006

ASSETS

Current
Cash	$ 34,491	$ 23,328
Notes receivable	42,665	-

Total Current Assets	77,156	23,328

Office Equipment costs, net of depreciation $392	5,488	-
Computer Equipment costs, net of depreciation $411	3,290	-
Website Development costs, net of amortization of $247	703	-

TOTAL ASSETS	$ 86,637	$ 23,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$ 2,232	$ 1,436
Accrued liabilities	5,700	2,624

Total Current Liabilities	7,932	4,060

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
4,400,000 and 3,500,000 common shares as at June 30, 2007
and June 30, 2006, respectively	4,400	3,500
Additional paid-in capital	120,600	31,500
Accumulated comprehensive (loss)	4,512	-
Deficit Accumulated During the Development Stage	(50,807)	(15,732)

Total Stockholders’ Equity	78,705	19,268

TOTAL LIABILITIES AND STOCKERHOLDERS’ EQUITY	$ 86,637	$ 23,328

The accompanying notes are an integral part of these statements. F-4

DYNAMIC ALERT LIMITED (A Development Stage Company) STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION JUNE 17, 2004 TO JUNE 30, 2007

			Cumulative amounts
	Year Ended	Year Ended	from June 17, 2004
	June 30,	June 30,	(Date of Inception) to
	2007	2006	June 30, 2007

Revenue	$ 717	$ -	$ 717

Cost of Goods Sold	750	-	750

	(33)	-	(33)

Expenses
Amortization	1,050	-	1,050
Consulting	-	-	200
Marketing	9,500	-	9,500
Office and administration	3,573	2,018	7,123
Organizational costs	-	-	1,058
Professional fees	21,043	2,500	32,368

	35,166	4,518	51,299

Net Loss From Operations	(35,199)	(4,518)	(51,332)

Other Income
Interest Income	124	312	525

Net Loss For The Period	$ (35,075)	$ (4,206)	$ (50,807)

Basic And Diluted Loss Per
Share	$ (0.01)	$ Nil	$ (0.01)

Weighted Average Number of
Shares Outstanding	3,872,329	3,500,000	3,623,253

The accompanying notes are an integral part of these statements. F-5

DYNAMIC ALERT LIMITED (A Development Stage Company) STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION JUNE 17, 2004 TO JUNE 30, 2007

			Cumulative amounts
			from June 17, 2004
	Year ended	Year ended	(Date of Inception)
	June 30, 2007	June 30, 2006	to June 30, 2007

Cash Flows from Operating Activities
Net loss for the period	$ (35,075)	$ (4,206)	$ (50,807)

Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities
Depreciation and amortization	1,050	-	1,050
Accounts payable and accrued
liabilities	3,872	3,060	7,932

Cash from (Used in) Operating	(30,153)	(1,146)	(41,825)
Activity

Cash Flows from Investing Activity
Additions to capital assets	(9,581)	-	(9,581)
Investment in note receivable	(42,665)	-	(42,665)
Additions to intangibles	(950)	-	(950)

Net Cash (Used in) Investing
Activities	(53,196)	-	(53,196)

Cash Flows From Financing Activity
Issuance of common shares	90,000	-	125,000
Foreign currency translation	4,512	-	4,512
adjustment

Net Cash Provided by Financing
Activity	94,512	-	129,512

Increase (Decrease) in Cash during the
Period	11,163	(1,146)	34,491

Cash, Beginning Of Period	23,328	24,474	-

Cash, End Of Period	$ 34,491	$ 23,328	$ 34,491

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements. F-6

DYNAMIC ALERT LIMITED (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY JUNE 30, 2007

				DEFICIT
		CAPITAL STOCK		ACCUMULATED	ACCUMULATED

		ADDITIONAL		DURING THE	COMPRE-
			PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

June 17, 2004 –
Shares issued for
cash at $0.01	100,000	$ 100 $	900	$ -	$ -	$ 1,000
June 30, 2004 –
Shares issued for
cash at $0.01	3,400,000	3,400	30,600	-	-	34,000

Net loss for the
period ended June
30, 2004	-	-	-	(1,709)	-	(1,709)

Balance, June 30,
2004	3,500,000	3,500	31,500	(1,709)	-	33,291

Net loss for the year	-	-	-	(9,817)	-	(9,817)

Balance, June 30,
2005	3,500,000	3,500	31,500	(11,526)	-	23,474

Net loss for the year	-	-	-	(4,206)	-	(4,206)

Balance, June 30,
2006	3,500,000	3,500	31,500	(15,732)	-	19,268

January 31, 2007 –
Shares for cash at
$0.10	900,000	900	89,100	-	-	90,000

Foreign currency
translation
adjustment	-	-	-	-	4,512	4,512

Net loss for the year	-	-	-	(35,075)		(35,075)

Balance, June 30,
2007	4,400,000	$ 4,400 $	120,600	$ (50,807)	$ 4,512	$ 78,705

The accompanying notes are an integral part of these statements. F-7

DYNAMIC ALERT LIMITED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS JUNE 30, 2007

1.	NATURE AND CONTINUENCE OF OPERATIONS

	a)	Organization

The Company was incorporated in the State of Nevada, United States of America, on June 17, 2004. The Company’s year end is June 30.

	b)	Development Stage Activities

The Company is in the development stage and has realized minimal revenues from its planned operations. We intend to provide customers with security professionals who will provide personal protection as needed, as well as selling a selection of personal security products.

Based upon our business plan, we are a development stage enterprise. Accordingly, we present our financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

2.	SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)	Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, note receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

DYNAMIC ALERT LIMITED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

e)	Revenue Recognition

The company has had minimal revenue to date. It is the Company’s policy that revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)	Foreign Currency Translations

The Company’s uses the Canadian dollar and the U.S. dollar as its functional currency. The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

	i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date:

	ii)	Non-monetary assets and liabilities, and equity at historical rates, and

	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period

Translation of balances from the functional currency into the reporting currency is conducted as follows:

Assets and liabilities at the rate of exchange in effect at the balance sheet date,

	i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date;

	ii)	Equity at historical rates, and

	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss.

g)	Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

h)	Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

i)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

j)	Furniture and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation.

DYNAMIC ALERT LIMITED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

A summary of the estimated useful lives follows:

Computer equipment Furniture and fixtures	3 years 5 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earning.

k)	Website Development Costs

Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website are capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at June 30, 2007 was $392, and amortization expense for the year ended June 30, 2007 was $392. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

l)	Notes Receivable

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures as described below. The book value of these financial instruments is representative of their fair values. As of June 30, 2007, the Company had a total of $42,665 invested in notes receivable. The note is uncollateralized, bears interest at 4%, and matures July 19, 2007. Subsequent to June 30, 2007, the Company received payment of principal and interest in full. Interest is accrued monthly on notes receivable as earned and is reversed if a loan becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower.

The Company will maintain a valuation for certain loans that are delinquent, have significant collateral deficiencies or have other attributes that reduce their collectibility potential. The valuation account is netted against notes receivable.

m) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2007, the Company had $32,947 US Funds in deposit in a business bank account, US equivalent of $42,665 short-term investment, and US equivalent of $1,544 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

n)	Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

o)	Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

3. BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has losses to date of approximately $50,800. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of

DYNAMIC ALERT LIMITED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

4.	COMMON STOCK

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On June 17, 2004, the Company issued 100,000 shares of common stock at a price of $0.01 for cash totalling $1,000.

On June 30, 2004, the Company issued 3,400,000 shares of common stock at a price of $0.01 for cash totalling $34,000.

On January 31, 2007, the Company issued 900,000 shares of common stock at a price of $0.10 for cash totalling $90,000.

5.	INCOME TAXES

The Company is subject to foreign and domestic income taxes. The Company has had losses to date, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry forwards expire in various years through 2027. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

			Estimated		Change in
	Estimated NOL	NOL	Tax Benefit	Valuation	Valuation	Net Tax
Period Ending	Carry-forward	Expires	from NOL	Allowance	Allowance	Benefit

June 30, 2006	15,732	2026	3,933	(3,933)	(1,479)	-

June 30, 2007	50,406	2027	12,602	(12,602)	(8,669)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating
loss carry forward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%

DYNAMIC ALERT LIMITED (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS JUNE 30, 2007

6.	RELATED PARTY TRANSACTIONS

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

7.	SUBSEQUENT EVENT

On June 4, 2007, the Company loaned $42,533 to an entity as an investment. During July 2007, the loan was repaid in full with interest to the Company.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None. ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Internal Control Over Financial Reporting

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS	AND
	CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF	THE
EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name	Age	Offices Held
Audrey Reich	57	Director, President
Bradley Hawkings	27	Director, Secretary, Treasurer
Meghan Cox	30	Director

Audrey Reich, President and Member of the Board of Directors

Ms. Audrey Reich has served as President and a member of our Board of Directors since our inception on June 17, 2004. The term of her office is for one (1) year and is renewable on an annual basis. Ms. Reich also served as our Secretary/Treasurer from our inception until June 30, 2004.

Ms. Reich was commissioned as a Notary Public in Surrey, British Columbia in 1988. As a sole practitioner, she was fully responsible for all aspects of business, accounting, trust funds, office personnel and customer relations. She resigned her Commission in 1992 to care for her aging mother and has remained retired.

In September 1981, Ms. Reich purchased a part interest in a family business, Reich Refrigeration and Air Conditioning Ltd., a Kelowna, British Columbia corporation which sold and installed refrigeration equipment. She held the office of Secretary/Treasurer from September 1981 until June 1987 when the company was closed. Ms. Reich was the office manager of Reich Refrigeration and Air Conditioning Ltd. from 1983 to June 1987.

Bradley (Brad) Hawkings, Secretary/Treasurer and Member of the Board of Directors

Mr. Brad Hawkings has served as Secretary/Treasurer and a member of our Board of Directors since June 30, 2004. The term of his office is for one (1) year and is renewable on an annual basis.

From August 2003 to the present, Mr. Hawkings has been employed by Behind the Scenes Protection, a private company located in New Westminster, British Columbia, which provides security and supervision for special events which are held at various venues in the Lower Mainland of British Columbia. Mr. Hawkings is a supervisor in charge of staffing events, which includes directing staff to strategic locations to maintain an orderly event and take the lead role in handling disturbances.

From April 2001 through September 2003, Mr. Hawkings attended the Hilltop Security Academy in Surrey, British Columbia, where he graduated with a diploma in personal security and private investigation. Mr. Hawkings received a certificate in Advanced Self-Defense Training from Black Belt Security of Vancouver, BC, which is a private investigation and executive services company. He also has a First Aid certificate from EMP Canada, a federally recognized training program. See: www.firstaidtraining.com

From July 1997 through March 2001, Mr. Hawkings worked for the following national companies in the retail sales of home entertainment products and cellular telephone equipment: Visions Electronics in Langley, British Columbia, from July 1997 to June 1999 selling home entertainment systems; Clearnet in Vancouver, British Columbia, from July 1999 through July 2000 marketing cellular telephones; Futureshop in Coquitlam, British Columbia from August 2000 to January 2001 selling home entertainment systems; and as a manager of Visions Electronics in both the Burnaby and Langley locations in British Columbia, from February 2001 through March 2002.

Meghan Cox, Member of the Board of Directors

Ms. Meghan Cox has served as a member of our Board of Directors since June 30, 2004. Her term of office is for one (1) year and is renewable on an annual basis.

Since April 2006, Ms. Cox has been employed by The Portables, a company located in Richmond, British Columbia that creates portable graphic displays and custom exhibits as a supplier of trade show display products and services. From October 2003 until April 2006, Ms. Cox worked for Western Imperial Magnetics a wholesale supplier of electronic equipment and related supplies and accessories located in Vancouver, British Columbia. Since September 2002, Ms. Cox has been working part-time as a fitness program assistant with West Point Grey Community Centre located in Vancouver, British Columbia. From May 1999 to July 2002, Ms. Cox was employed by Air Transat Holidays, a travel agency located in Vancouver, British Columbia. For the first year Ms. Cox was Lead Supervisor, responsible for thirty-five (35) call center reservation agents. For the remaining three (3) years, she was promoted to the position of inside sales co-coordinator.

From June 1994 to May 1999 and from July 2002 to October 2003, Ms. Cox worked for Celebration Christian Store, a book store located in Surrey, British Columbia. Her responsibilities included managing shipping and receiving, opening and closing the store and customer service.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended June 30, 2007, there were no filing delinquencies.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards. We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

Corporate Governance; Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee. Our Board of Directors currently has only one (1) independent member, and thus, does not have the ability to create a proper independent audit committee.

ITEM 10

EXECUTIVE COMPENSATION

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Employment Agreements We do not have written employment agreements.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of September 30, 2007, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock. As of September 30, 2007, there were 4,400,000 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of September 30, 2007 by each of our individual directors and executive officers and by all our directors and executive officers as a group.

Title of		Amount and Nature of	Percent
Class	Name and Address of Beneficial Owner	Beneficial Ownership	of Class[1]

Common	Audrey Reich
	Director, President
	16487 – 24 Avenue	2,900,000	65.91%
	Surrey, British Columbia, V3S 0C4

Common	Bradley Hawkings
	Director,
	9012 Walnut Grove Drive, #140	300,000	06.82%
	Langley, British Columbia, V1M 2K3

Common	Meghan Cox
	Director
	Suite 1501, 1625 West 13 Avenue	300,000	06.82%
	Vancouver, British Columbia, V6J 2G9

Common	Significant shareholders, directors and officers as a
	group (3)	3,500,000	79.55%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) –13(d)(1)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

We have sold securities within the past three (3) years without registering the securities under the Securities Act of 1933 on two (2) separate occasions.

On June 17, 2004, Ms. Audrey Reich, President/Chief Executive Officer, principal executive officer and member of our Board of Directors, subscribed for and purchased 100,000 shares of our common stock, for $1,000.

On June 30, 2004, Ms Audrey Reich, President/Chief Executive Officer, principal executive officer and member of our Board of Directors, subscribed for and purchased 2,800,000 shares of our common stock, for $28,000.

On June 30, 2004, Mr. Hawkings, Secretary/Treasurer/Chief Financial Officer, principal financial officer, principal accounting officer and member of our Board of Directors, and Ms. Cox, member of our Board of Directors, each subscribed for and purchased 300,000 shares of our common stock at a price of $3,000, for an aggregate of $6,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers are our directors and/or our executive officers.

ITEM 13.

EXHIBITS

Exhibit Index

3.1	Articles of Incorporation*

3.2	By-laws*

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-119566, filed on

October 30, 2006.

ITEM 14. Audit Fees	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements during the year ended June 30, 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during this fiscal year was $6,200.

Audit Related Fees

We incurred nil to auditors for audit related fees during the fiscal years ended June 30, 2007 and 2006.

Tax Fees

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended June 30, 2007 and 2006.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2007 and 2006.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September, 2007.

DYNAMIC ALERT LIMITED

Date: October 3, 2007

By: /s/ Audrey Reich

Name: Audrey Reich

Title: President/Chief Executive Officer, principal executive officer

Date: October 3, 2007

By: /s/ Bradley Hawkings

Name: Bradley Hawkings

Title: Chief Financial Officer, principal financial officer and principal accounting officer