Form 10QSB
period 2007-09-30
DYNAMIC ALERT LTD
filed 2007-11-14
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]		TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number 333-119566 DYNAMIC ALERT LIMITED (Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	98-0430746 (I.R.S. Employer Identification No.)

45563 RPO Sunnyside, Surrey, B.C. V4A 9N3 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 202-6747

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Number of shares outstanding of the registrant’s class of common stock as of November 14, 2007: 4,400,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recognized $599 in revenue for the quarter ended September 30, 2007.

Transitional Small Business Disclosure Format: Yes ___ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMIC ALERT LIMITED (A Development Stage Company) INTERIM FINANCIAL STATEMENTS

September 30, 2007

Page
Financial Statements:
Balance Sheets	F-2
Interim Statements of Operations	F-3
Interim Statements of Cash Flows	F-4
Interim Statement of Stockholders’ Equity	F-5
Notes to Interim Financial Statements	F-6 to F-7

F-1

DYNAMIC ALERT LIMITED
(A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30, 2007
	2007	(See Note 1)
	(Unaudited)

ASSETS

Current
Cash	$ 66,703	$ 34,491
Notes receivable	-	42,665

Total Current Assets	66,703	77,156

Office Equipment costs, net of depreciation of $686	5,194	5,488
Computer Equipment costs, net of depreciation $720	2,981	3,290
Website Development costs, net of amortization of $326	624	703

TOTAL ASSETS	$ 75,502	$ 86,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$ 50	$ 2,232
Accrued liabilities	8,280	5,700

Total Current Liabilities	8,330	7,932

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
4,400,000 common shares	4,400	4,400
Additional paid-in capital	120,600	120,600
Accumulated comprehensive income (high)	6,673	4,512
Deficit Accumulated During The Development Stage	(64,501)	(50,807)

Total Stockholders’ Equity	67,172	78,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 75,502	$ 86,637

The accompanying notes are an integral part of these statements.

F-2

DYNAMIC ALERT LIMITED
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

		Three-month	Cumulative amounts
	Three-month	period ending	from June 17, 2004
	period ending	September 30,	(Date of Inception)
	September 30, 2007	2006	to September 30,
			2007

Revenue	$ 599	$ -	$ 1,316

Cost of Goods Sold	-	-	750

	599	-	566

Expenses
Amortization	682	10	1,732
Consulting	-	-	200
Marketing	-	-	9,500
Office and administration	3,494	59	10,616
Organizational costs	-	-	1,058
Professional fees	10,785	1,050	43,153

	14,961	1,119	66,259

Net Loss From Operations	(14,362)	(1,119)	(65,693)

Other Income
Interest Income	668	-	1,192

Net Loss For The Period	$ (13,694)	$ (1,119)	$ (64,501)

Basic And Diluted Loss Per
Share	$ Nil	$ Nil	$ (0.02)

Weighted Average Number Of
Shares Outstanding	4,400,000	3,500,000	3,644,157

The accompanying notes are an integral part of these statements.

F-3

DYNAMIC ALERT LIMITED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month	Three month	Cumulative amounts
	period ended	period ended	from June 17, 2004
	September 30,	September 30,	(Date of Inception) to
	2007	2006	September 30, 2007

Cash Flows From Operating
Activities
Net loss for the period	$ (13,694)	$ (1,119)	$ (64,501)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Depreciation and amortization	682	10	1,732
Inventory	-	(750)	-
Accounts payable and accrued	398	(875)	8,330
liabilities

Cash from (used in) Operating
Activity	(12,614)	(2,734)	(54,439)

Cash Flows from Investing Activity
Additions to capital assets	-	-	(9,581)
Investment in note receivable	42,665	-	-
Additions to intangibles	-	(950)	(950)

Net Cash (Used in) Investing
Activities	42,665	(950)	(10,531)

Cash Flows From Financing Activity
Issuance of common shares	-	-	125,000
Foreign currency translation	2,161	-	6,673
adjustment

Net Cash Provided by Financing
Activity	2,161	-	131,673

Increase (Decrease) In Cash During
The Period	32,212	(3,684)	66,703

Cash, Beginning Of Period	34,491	23,328	-

Cash, End Of Period	$ 66,703	$ 19,644	$ 66,703

Supplemental Disclosure Of Cash
Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

F-4

		DYNAMIC ALERT LIMITED
		(A Development Stage Company)

	INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from June 17, 2004 (Date of Inception) to September 30, 2007
		(Unaudited)

				DEFICIT
		CAPITAL STOCK		ACCUMULATED ACCUMULATED

		ADDITIONAL		DURING THE	COMPRE-
			PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

June 17, 2004 – Shares
issued for cash at	100,000	$ 100 $	900	$ -	$ -	$ 1,000
$0.01
June 30, 2004 – Shares
issued for cash at	3,400,000	3,400	30,600	-	-	34,000
$0.01

Net loss for the period
ended November 30,	-	-	-	(1,709)		(1,709)
2004

Balance, June 30, 2004	3,500,000	3,500	31,500	(1,709)	-	33,291

Net loss for the year	-	-	-	(9,817)	-	(9,817)

Balance, June 30, 2005	3,500,000	3,500	31,500	(11,526)	-	23,474

Net loss for the year	-	-	-	(4,206)	-	(4,206)

Balance, June 30, 2006	3,500,000	3,500	31,500	(15,732)	-	19,268

January 31, 2007 –					-
Shares issued for cash	900,000	900	89,100	-		90,000
at $0.10

Foreign currency
translation adjustment	-	-	-	-	4,512	4,512

Net loss for the year	-	-	-	(35,075)	-	(35,075)

Balance June 30, 2007	4,400,000	4,400	120,600	(50,807)	4,512	78,705

Foreign currency
translation adjustment	-	-	-	-	2,161	2,161

Net loss for the period	-	-	-	(13,694)	-	(13,694)

Balance, September 30,
2007	4,400,000	$ 4,400 $	120,600	$ (64,501)	$ 6,673	$ 67,172

The accompanying notes are an integral part of these statements.

F-5

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (Unaudited)

Note 1 Basis of Presentation

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Dynamic Alert Limited’s audited June 30, 2007 annual financial statements. It is suggested that these interim financial statements be read in conjunction with Dynamic Alert Limited’s June 30, 2007 audited financial statements.

The information as of June 30, 2007 is taken from the audited financial statements of this date.

Note 2 Significant Accounting Policies

a)	Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2007,we had $19,087 U.S. funds in deposit in a business bank account and U.S. equivalent of $47,616 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

Note 3 Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with GAAP in the United States of America, which contemplates our continuation as a going concern. However, we have minimal business operations to date and have losses of approximately $64,501. These matters raise substantial doubt about our ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations. We acquired additional operating capital through equity offerings to the public to fund our business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure our eventual profitability. Management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 6 Income Taxes

We are subject to U.S. federal income taxes. We have had losses to date, and therefore, have paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carryforwards. Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carryforwards. NOL carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

Our deferred tax assets, valuation allowance and change in valuation allowance are as follows:

F-6

	DYNAMIC ALERT LIMITED
	(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
	SEPTEMBER 30, 2007
	(Unaudited)

			Estimated Tax
	Estimated NOL	NOL	Benefit from	Valuation	Net Tax
Period Ending	Carryforward	Expires	NOL	Allowance	Benefit
June 30, 2006	15,732	2026	3,933	(3,933)	—
June 30, 2007	50,807	2027	12,702	(12,702)	—
September 30, 2007	64,501	2027	16,125	(16,125)	—

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carryforwards	(25%)

Deferred income tax valuation allowance	25%

Actual tax rate	0%

F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incorporated as Dynamic Alert Limited (referred to herein as “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. Our principal executive offices are located at 45563 ROP Sunnyside, Surrey, British Columbia, V4A 9N3. Our telephone number is (604) 202-6747. Our fiscal year end is June 30.

We are continuing to build a business that assists consumers with their security needs. Our goal is to help our customers create and implement a personalized security plan. We offer a three-fold service.

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

Since incorporation, we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy, been in receivership, or been involved in any legal actions or proceedings.

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

We will also provide personal protection for clients on an as-needed-basis in situations such as: (a) traveling on business or leisure trips; (b) hosting sensitive social or business gatherings; (c) personal or residential perimeter security for visiting celebrities; and (d) any other situations requiring discrete personal protection. These services will be provided on a short-term hourly basis or for a contracted period of time as required by our clients.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

We are continuing to develop our website in order to be fully interactive. The website will be used to introduce our products, take orders and respond to queries. Our officers monitor our website daily to reply to inquiries.

Our portable kiosk display, when completed, will be used to facilitate seminars in order to assist us in creating a diversified market for our products. Our display will be situated periodically in the major traffic areas of local Lower Mainland shopping malls as well as at local trade shows and conventions in order to market our products and services.

In January 2008, we intend to provide security training for our officers. This training will come from outside sources unaffiliated with us.

Additionally, we intend to begin presenting seminars in January 2008. Our seminars will highlight the importance of personal security and protection, as well as present information on personal security equipment and devices available in the market. The risks of not implementing a personalized security plan will be addressed and we will discuss the benefits associated with personal protection. Our seminar will be used to promote the importance of our personal protection services as well as our security products available for purchase. At our seminar, attendees will be able to pick-up our brochure, ask questions regarding our products and services, and order products and services directly. These seminars will be held in local community colleges as well as churches and other social facilities. Once our inventory is purchased and our marketing materials are available, we will contact community colleges. Since the colleges will need time to make meeting rooms available, we expect these seminars will not begin until January 2008.

We plan to distribute all orders from our office location. Both kiosk and internet orders will be filled from the same location. Internet orders will be shipped via Canada Post Express Courier Service. Distribution of our personal protection services will be on a contract basis. Our security personnel will be sent out on specific jobs as required.

During the first stages of our growth, our officers will provide all the labor required to operate our website, kiosk and security seminars at no charge. Since we intend to operate with very limited administrative support, our officers will continue to be responsible for these tasks for at least the next twelve (12) months.

We will concentrate our efforts on building our internet business and the development of our seminars in order to establish a strong client base. In addition, we hope to generate sales revenue from our portable kiosk which will be placed periodically in various Lower Mainland shopping malls. As we gain experience and develop sufficient revenues from sales and service, we may consider expanding our business within the region and possibly to other locations within Canada. At this time, however, we have no such expansion plans.

Our company posted losses of $13,694 for the quarter ended September 30, 2007 compared to a net loss of $1,119 for the quarter ended September 30, 2006. From inception to September 30, 2007 we have incurred losses of $64,501. The principal components of losses were professional fees of $43,153, office and administration expenses of $10,616, marketing costs of $9,500, amortization of $1,732, organizational costs of $1,058, ‘cost of goods’ sold of $750 and consulting fees of $200.

As at October 31, 2007, our net cash balance is approximately $60,223. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next four (4) months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

Interim Periods

At September 30, 2007, we had working capital of $58,373, compared to working capital of $69,224 at June 30, 2007. At September 30, 2007 our total assets consisted of cash of $66,703, capital assets of $8,175 and intangible assets of $624. This compares with total assets at June 30, 2007 consisting of cash of $34,491, notes receivable of $42,665, capital assets of $8,778 and intangible assets of $703.

At September 30, 2007, our total current liabilities increased to $8,330 from $7,932 at June 30, 2007.

We have recognized revenues of $599 for the quarter ended September 30, 2007. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have not been any changes in our securities since filing our last Annual Report on Form 10-KSB for our fiscal year ended June 30, 2007, as filed on October 9, 2007.

As previously reported, on November 9, 2006, our Registration Statement on Form SB-2, commission file number 333-119566, became effective enabling us to offer up to 900,000 shares of common stock of our company at a price of $0.10 per share. On January 31, 2007, we accepted subscriptions for the entire offering from forty-one (41) investors raising a total of $90,000. There were no underwriters for this offering.

Following are the actual expenses incurred for our account from November 9, 2006, to September 30, 2007 that were paid directly from existing working capital at the time of the offering. They were not deducted from the proceeds of the offering. Net proceeds from the offering were $90,000.

Amount of direct or indirect payments to
	directors, officers, general partners, 10%	Amount of direct or indirect
Expenses	shareholders or affiliates of the Issuer	payments to others

Legal	$ 0	$ 2,500

Transfer Agent	0	2,475

	$ 0	$ 4,975

The following table notes the use of proceeds for actual expenses incurred for our account from November 9, 2006 to September 30, 2007. This chart is detailing the use of net offering proceeds from the offering of the securities.

Amount of direct or indirect payments to
	directors, officers, general partners, 10%	Amount of direct or indirect
Expenses	shareholders or affiliates of the Issuer	payments to others

Legal and Accounting	$ 0	$ 28,479
Marketing	0	9,500
Website Dev’t & Telecom	0	355
Office Furniture and Equipment	0	3,701
Kiosk	0	5,880

Miscellaneous Administration	0	3,632
	$ 0	$ 51,547

The proceeds from our offering are being used to fund our operations as described in the SB-2 offering document incorporated by reference herein.

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

* Incorporated by reference to our SB-2 Registration Statement, file number 333-119566, filed on October 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2007.

DYNAMIC ALERT LIMITED

Date: November 14, 2007	By: /s/ Audrey Reich
Name: Audrey Reich
Title: President/CEO, principal executive officer

Date: November 14, 2007	By: /s/ Bradley Hawkings
Name: Bradley Hawkings
Title: Chief Financial Officer, principal financial officer and principal accounting officer

