Form 10QSB
period 2007-12-31
DYNAMIC ALERT LTD
filed 2008-02-14
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X _ No

Number of shares outstanding of the registrant’s class of common stock as of January 31, 2008: 4,400,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recognized $3900 in revenue for the quarter ended December 31, 2007.

Transitional Small Business Disclosure Format: Yes ___ No X

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DYNAMIC ALERT LIMITED (A Development Stage Company) INTERIM FINANCIAL STATEMENTS

December 31, 2007

Page
Financial Statements:
Interim Balance Sheets	F-2
Interim Statements of Operations	F-3 to F-4
Interim Statements of Cash Flows	F-5
Interim Statement of Stockholders’ Equity	F-6
Notes to Interim Financial Statements	F-7 to F-8

DYNAMIC ALERT LIMITED
(A Development Stage Company)

INTERIM BALANCE SHEETS

	December 31,
	2007	June 30, 2007
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$ 38,563	$ 34,491
Notes receivable	-	42,665

Total Current Assets	38,563	77,156

Office Equipment costs, net of depreciation of $1,143	14,565	5,488
Computer Equipment costs, net of depreciation $1,028	2,673	3,290
Website Development costs, net of amortization of $406	544	703

TOTAL ASSETS	$ 56,345	$ 86,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$ 1,193	$ 2,232
Accrued liabilities	1,850	5,700

Total Current Liabilities	3,043	7,932

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
4,400,000 common shares	4,400	4,400
Additional paid-in capital	120,600	120,600
Accumulated comprehensive income	7,454	4,512
Deficit Accumulated During the Development Stage	(79,152)	(50,807)

Total Stockholders’ Equity	53,302	78,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 56,345	$ 86,637

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED (A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month	Three-month
	period ending	period ending
	December	December
	31, 2007	31, 2006

Revenue	$ 3,900	$ -

Cost of Goods Sold	3,250	-

	650	-

Expenses
Depreciation and amortization	845	79
Consulting	-	-
Marketing	9,852	-
Office and administration	2,190	560
Organizational costs	-	-
Professional fees	2,414	5,587

	15,301	6,226

Net Loss from Operations	(14,651)	(6,226)

Other Income
Interest income	-	-

Net Loss for the Period	$ (14,651)	$ (6,226)

Basic and Diluted Loss per Share
	$ Nil	$ Nil

Weighted Average Number of
Shares Outstanding	4,400,000	3,500,000

The accompanying notes are an integral part of these statements.

		DYNAMIC ALERT LIMITED
		(A Development Stage Company)

	INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)

			Cumulative amounts
	Six-month period	Six-month period	from June 17, 2004
	ending	ending	(Date of Inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007

Revenue	$ 4,499	$ -	$ 5,216

Cost of Goods Sold	3,250	-	4,000

	1,249	-	1,216

Expenses
Depreciation and amortization	1,527	89	2,578
Consulting	-	-	200
Marketing	9,852	-	19,352
Office and administration	5,684	618	12,322
Organizational costs	-	-	1,058
Professional fees	13,199	6,638	46,051

	30,262	7,345	81,561

Net Loss From Operations	(29,013)	(7,345)	(80,345)

Other Income
Interest Income	668	-	1,193

Net Loss For The Period	$ (28,345)	$ (7,345)	$ (79,152)

Basic And Diluted Loss Per
Share	$ (0.01)	$ Nil	$ (0.02)

Weighted Average Number Of			3,698,995
Shares Outstanding	4,400,000	3,500,000

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month		Cumulative amounts
	period ended	Six-month period	from June 17, 2004
	December 31,	ended December	(Date of Inception) to
	2007	31, 2006	December 31, 2007

Cash Flows from Operating
Activities
Net loss for the period	$ (28,345)	$ (7,345)	$ (79,152)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Depreciation and amortization	1,527	89	2,578
Inventory	-	(750)	-
Accounts payable and accrued	(4,889)	(473)	3,043
liabilities

Cash from (used in) Operating
Activity	(31,707)	(8,479)	(73,531)

Cash Flows from Investing Activity
Additions to capital assets	(9,829)	-	(19,410)
Investment in note receivable	42,665	-	-
Additions to intangibles	-	(950)	(950)

Net Cash (Used in) Investing
Activities	32,836	(950)	(20,360)

Cash Flows From Financing Activity
Issuance of common shares	-	-	125,000
Foreign currency translation	2,942	-	7,454
adjustment

Net Cash Provided by Financing
Activity	2,942	-	132,454

Increase (Decrease) In Cash During
The Period	4,072	(9,429)	38,563

Cash, Beginning Of Period	34,491	23,328	-

Cash, End Of Period	$ 38,563	$ 13,899	$ 38,563

Supplemental Disclosure Of Cash
Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

		DYNAMIC ALERT LIMITED
		(A Development Stage Company)

	INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from June 17, 2004 (Date of Inception) to December 31, 2007
		(Unaudited)

				DEFICIT
		CAPITAL STOCK		ACCUMULATED ACCUMULATED

		ADDITIONAL		DURING THE	COMPRE-
			PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

June 17, 2004 – Shares
issued for cash at	100,000	$ 100	900	$ -	$ -	$ 1,000
$0.01
June 30, 2004 – Shares
issued for cash at	3,400,000	3,400	30,600	-	-	34,000
$0.01

Net loss for the period
ended June 30, 2004	-	-	-	(1,709)		(1,709)

Balance, June 30, 2004	3,500,000	3,500	31,500	(1,709)	-	33,291

Net loss for the year	-	-	-	(9,817)	-	(9,817)

Balance, June 30, 2005	3,500,000	3,500	31,500	(11,526)	-	23,474

Net loss for the year	-	-	-	(4,206)	-	(4,206)

Balance, June 30, 2006	3,500,000	3,500	31,500	(15,732)	-	19,268

January 31, 2007 –					-
Shares issued for cash	900,000	900	89,100	-		90,000
at $0.10

Foreign currency
translation adjustment	-	-	-	-	4,512	4,512

Net loss for the year	-	-	-	(35,075)	-	(35,075)

Balance June 30, 2007	4,400,000	4,400	120,600	(50,807)	4,512	78,705

Foreign currency
translation adjustment	-	-	-	-	2,942	2,942

Net loss for the period	-	-	-	(28,345)	-	(28,345)

Balance, December 31,
2007	4,400,000	$ 4,400 $	120,600	$ (79,152)	$ 7,454	$ 53,302

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS DECEMBER 31, 2007 (Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of our management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as our audited June 30, 2007 annual financial statements. It is suggested that these interim financial statements be read in conjunction with our June 30, 2007 audited financial statements.

The information as of June 30, 2007 is taken from the audited financial statements of this date.

Note 2 Significant Accounting Policies

Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2007, we had $13,046 in U.S. funds in deposit in a business bank account and U.S. equivalent of $25,517 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

Note 3 Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates our continuation as a going concern. However, we have minimal business operations to date and have losses of approximately $79,152. These matters raise substantial doubt about our ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations. We acquired additional operating capital through equity offerings to the public to fund our business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure our eventual profitability. Management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 4

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

Our deferred tax assets, valuation allowance and change in valuation allowance are as follows:

		DYNAMIC ALERT LIMITED
		(A Development Stage Company)

	NOTES TO INTERIM FINANCIAL STATEMENTS
			DECEMBER 31, 2007
			(Unaudited)

Note 4	Income Taxes (continued)

		Estimated		Estimated Tax		Change in	Net
		NOL	NOL	Benefit from	Valuation	Valuation	Tax
	Period Ending	Carryforward Expires		NOL	Allowance	Allowance	Benefit
	June 30, 2007	50,807	2027	12,702	(12,702)	(8,769)	—
	December 31, 2007	79,152	2027	19,788	(19,788)	(7,086)	—

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carryforwards	(25%)

Deferred income tax valuation allowance	25%

Actual tax rate	0%

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

Over the last two (2) years, we have continued to build a business that assists consumers with their security needs. Our goal is to help our customers create and implement a personalized security plan. We offer a three-fold service.

Our first focus is to assist our clients in developing personalized security plans. It is our management’s opinion that having a personalized security plan in place may help create an atmosphere of safety and may allow consumers the ability to conduct daily activities without undue worry and concern. Our second focus is to source and market personal security products. This includes selling personal protection equipment and devices through our website and from our portable kiosk which will be placed periodically in local shopping malls and at business and leisure/travel conventions. Our third focus is to provide personal protection on an as-needed basis.

We are continuing to develop our website in order to be fully interactive. The website will be used to introduce our products, take orders and respond to queries. Our officers monitor our website daily to reply to inquiries.

In April 2008, we intend to provide security training for our officers. This training will come from outside sources unaffiliated with us.

Additionally, we intend to begin presenting seminars in April 2008. Our seminars will highlight the importance of personal security and protection, as well as present information on personal security equipment and devices available in the market. The risks of not implementing a personalized security plan will be addressed and we will discuss the benefits associated with personal protection. Our seminar will be used to promote the importance of our personal protection services as well as our security products available for purchase. At our seminar, attendees will be able to pick-up our brochure, ask questions regarding our products and services, and order products and services directly. These seminars will be held in local community colleges as well as churches and other social facilities.

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

We believe our existing cash balances are sufficient to carry our normal operations for the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Interim Periods

We posted losses of $14,651 for the quarter ended December 31, 2007 compared to a net loss of $6,226 for the quarter ended December 31, 2006. We posted losses of $28,345 for the six-month period ending December 31, 2007 compared to net losses of $7,345 for the six-month period ending December 31, 2006. From inception to December 31, 2007, we have incurred losses of $79,152. The principal components of losses were professional fees of $46,051, office and administration expenses of $12,322, marketing costs of $19,352, amortization of $2,578, organizational costs of $1,058, ‘cost of goods’ sold of $4,000 and consulting fees of $200.

We have $14,169 remaining from the net proceeds of our offering. As at January 31, 2008, our net cash balance was approximately $37,370. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At December 31, 2007, we had working capital of $35,520, compared to working capital of $69,224 at June 30, 2007. At December 31, 2007 our total assets consisted of cash of $38,563, capital assets of $17,238 and intangible assets of $544. This compares with total assets at June 30, 2007 consisting of cash of $34,491, notes receivable of $42,665, capital assets of $8,778 and intangible assets of $703.

At December 31, 2007, our total current liabilities decreased to $3,043 from $7,932 at June 30, 2007.

We have recognized revenues of $3,900 for the quarter ended December 31, 2007.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms.

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

As previously reported, on November 9, 2006, our Registration Statement on Form SB-2, commission file number 333-119566, became effective enabling us to offer up to 900,000 shares of our common stock at a price of $0.10 per share. On January 31, 2007, we accepted subscriptions for the entire offering from forty-one (41) investors raising a total of $90,000. There were no underwriters for this offering.

Following are the actual expenses of the offering incurred for our account from November 9, 2006,to December 31, 2007 that were paid directly from existing working capital at the time of the offering. They were not deducted from the proceeds of the offering. Net proceeds from the offering were $90,000.

Amount of direct or indirect payments to
	directors, officers, general partners, 10%	Amount of direct or indirect
Expenses	shareholders or affiliates of the Issuer	payments to others

Legal	$ 0	$ 2,500
Transfer Agent	0	2,475

	$ 0	$ 4,975

The following table notes the use of net proceeds for actual expenses incurred for our account from November 9, 2006 to December 31, 2007.

	Amount of direct or indirect payments to
	directors, officers, general partners, 10%	Amount of direct or indirect
Expenses	shareholders or affiliates of the Issuer	payments to others

Legal and Accounting	$ 0	$ 30,893
Marketing	0	19,351
Website Dev’t & Telecom	0	666
Office Furniture and Equipment	0	3,701
Kiosk	0	9,469
Portable Display	0	6,240
Miscellaneous Administration	0	5,511

	$ 0	$ 75,831

The proceeds from our offering are being used to fund our operations as described in our Form SB-2 offering document incorporated by reference herein.

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

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-119566, filed on October 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of February, 2008.

DYNAMIC ALERT LIMITED

Date: February 12, 2007

By: /s/ Audrey Reich

Name: Audrey Reich

Title: President/Chief Executive Officer, principal executive officer

Date: February 12, 2007

By: /s/ Bradley Hawkings

Name: Bradley Hawkings

Title: Chief Financial Officer, principal financial officer and principal accounting officer