Form 10-Q
period 2008-03-31
DYNAMIC ALERT LTD
filed 2008-05-07
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Number of shares outstanding of the registrant’s class of common stock as of April 18, 2008: 80,000,000

Authorized share capital of the registrant: 250,000,000 common shares, and 10,000 preferred shares, par value of $0.001

The Company recognized $17,918 in revenue for the quarter ended March 31, 2008.

Transitional Small Business Disclosure Format: Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DYNAMIC ALERT LIMITED (A Development Stage Company) INTERIM FINANCIAL STATEMENTS

March 31, 2008

Page
Financial Statements:
Interim Balance Sheets	F-2
Interim Statements of Operations	F-3 to F-4
Interim Statements of Cash Flows	F-5
Interim Statement of Stockholders’ Equity	F-6
Notes to Interim Financial Statements	F-7 to F-8

DYNAMIC ALERT LIMITED
(A Development Stage Company)

	March 31, 2008	June 30, 2007
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$ 22,533	$ 34,491
Notes Receivable	-	42,665

Total Current Assets	22,533	77,156

Office Equipment Costs, net of depreciation of $1,929	13,780	5,488
Computer Equipment Costs, net of depreciation of $1,337	2,364	3,290
Website Development Costs, net of amortization of $485	465	703

TOTAL ASSETS	$ 39,142	$ 86,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts Payable	$ 5,400	$ 2,232
Accrued Liabilities	2,700	5,700

Total Current Liabilities	8,100	7,932

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
250,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and Outstanding:
80,000,000 common shares at March 31, 2008 and
176,000,000 common shares at June 30, 2007	80,000	125,000
Additional Paid-in Capital	45,000	-
Accumulated Comprehensive Income	6,309	4,512
Deficit Accumulated During the Development Stage	(100,267)	(50,807)

Total Stockholders’ Equity	31,042	78,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 39,142	$ 86,637

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED (A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month	Three-month
	period ending	period ending
	March	March
	31, 2008	31, 2007

Revenue	$ 17,918	$ 717

Cost Of Goods Sold	11,900	750

	6,018	(33)

Expenses
Depreciation and Amortization	1,173	280
Training and Consulting	6,919	-
Marketing and Travel	13,716	9,500
Office and Administration	2,957	793
Organizational Costs	-	-
Professional Fees	2,368	4,763

	27,133	15,336

Net Loss From Operations	(21,115)	(15,369)

Other Income
Interest Income	-	-

Net Loss For The Period	$ (21,115)	$ (15,369)

Basic And Diluted Loss Per Share
	$ Nil	$ Nil

Weighted Average Number Of
Shares Outstanding	159,120,879	164,000,000

The accompanying notes are an integral part of these statements.

		DYNAMIC ALERT LIMITED
		(A Development Stage Company)

	INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)

	Nine-month period	Nine-month	Cumulative amounts
	ending	period ending	from June 17, 2004
	March 31,	March 31,	(Date of Inception)
	2008	2007	to March 31, 2008

Revenue	$ 22,417	$ 717	$ 23,134

Cost Of Goods Sold	15,150	750	15,900

	7,267	(33)	7,234

Expenses
Depreciation and amortization	2,700	369	3,751
Training and consulting	6,919	-	7,119
Marketing and travel	23,567	9,500	33,068
Office and administration	8,641	1,412	15,763
Organizational costs	-	-	1,058
Professional fees	15,567	11,400	47,935

	57,394	22,681	108,694

Net Loss From Operations	(50,127)	(22,714)	(101,460)

Other Income
Interest Income	668	-	1,193

Net Loss For The Period	$ (49,459)	$ (22,714)	$ (100,267)

Basic And Diluted Loss Per
Share	$ Nil	$ Nil	$ Nil

Weighted Average Number Of
Shares Outstanding	169,321,739	147,883,212	148,693,642

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative amounts
	Nine-month	Nine-month	from June 17, 2004
	period ended	period ended	(Date of Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Cash Flow From Operating Activities
Net loss for the period	$ (49,459)	$ (22,714)	$ (100,267)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Depreciation and amortization	2,700	369	3,751
Accounts payable and accrued	168	765	8,100
liabilities

Cash from (used in) Operating
Activities	(46,591)	(21,580)	(88,416)

Cash Flows From Investing Activities
Additions to capital assets	(9,829)	(9,581)	(19,410)
Investment in note receivable	42,665	-	-
Additions to intangibles	-	(950)	(950)

Net Cash (Used in) Investing
Activities	32,836	(10,531)	(20,360)

Cash Flows From Financing
Activities
Issuance of common shares	-	90,000	125,000
Foreign currency translation	1,797	881	6,309
adjustment

Net Cash Provided by Financing
Activity	1,797	90,881	131,309

Increase (Decrease) In Cash During
The Period	(11,958)	58,770	22,533

Cash, Beginning Of Period	34,491	23,328	-

Cash, End Of Period	$ 22,533	$ 82,098	$ 22,533

Supplemental Disclosure Of Cash
Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

		DYNAMIC ALERT LIMITED
		(A Development Stage Company)

For the period from June 17, 2004 (Date of Inception) to March 31, 2008
		(Unaudited)

				DEFICIT
		CAPITAL STOCK		ACCUMULATED ACCUMULATED

		ADDITIONAL		DURING THE	COMPRE-
			PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

June 17, 2004 – Shares
issued for cash at	4,000,000	$ 1,000 $	-	$ -	$ -	$ 1,000
$0.00025
June 30, 2004 – Shares
issued for cash at	136,000,000	34,000	-	-	-	34,000
$0.00025
Net loss for the period
ended June 30, 2004	-	-	-	(1,709)		(1,709)

Balance, June 30, 2004	140,000,000	35,000	-	(1,709)	-	33,291

Net loss for the year	-	-	-	(9,817)	-	(9,817)

Balance, June 30, 2005	140,000,000	35,000	-	(11,526)	-	23,474

Net loss for the year	-	-	-	(4,206)	-	(4,206)

Balance, June 30, 2006	140,000,000	35,000	-	(15,732)	-	19,268

January 31, 2007 –					-
Shares issued for cash	36,000,000	90,000	-	-		90,000
at $0.0025
Foreign currency	-	-	-	-	4,512	4,512
translation adjustment
Net loss for the year	-	-	-	(35,075)	-	(35,075)

Balance June 30, 2007	176,000,000	125,000	-	(50,807)	4,512	78,705

March 16, 2008 –
Shares returned to	(96,000,000)	(45,000)	45,000	-	-	-
treasury
Foreign currency	-	-	-	-	1,797	1,797
translation adjustment
Net loss for the period	-	-	-	(49,460)	-	(49,460)

Balance, March 31,
2008	80,000,000	$ 80,000 $	45,000	$ (100,267)	$ 6,309	$ 31,042

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

NOTE 1 BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of Dynamic Alert Limited’s (the “Company”) management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited June 30, 2007 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2007 audited financial statements.

The information as of June 30, 2007 is taken from the audited financial statements of this date.

NOTE 2 NATURE AND CONTINUANCE OF OPERATIONS

Organization

On February 28, 2008, the Company amended its Articles of Incorporation to change the aggregate number of shares which the Company has authority to issue two hundred sixty million (260,000,000) par value $0.001 per share of which two hundred fifty million (250,000,000) are designated common stock and ten million (10,000,000) are designated as preferred stock.

On March 3, 2008, the Company’s Board of Directors authorized a 40-for-1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 171,600,000 additional shares were issued and capital and additional paid-in capital were adjusted accordingly. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

On March 16, 2008, the Company’s Board of Directors authorized the cancellation of 96,000,000 post forward-split common shares.

NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At March 31, 2008, the Company had $7,377 in U.S. funds in deposit in a business bank account and U.S. equivalent of $15,156 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

NOTE 4 BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $100,267. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the Company’s eventual profitability. Management believes

DYNAMIC ALERT LIMITED (A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

NOTE 4 BASIS OF PRESENTATION – GOING CONCERN (continued)

that actions planned and presently being taken to revise its operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 5	INCOME TAXES

	The Company is subject to U.S. federal income taxes.	It had losses to date, and therefore, has paid no
income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards. Its deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in Company ownership and other provisions of the tax laws.

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

			Estimated Tax		Change in
					Valuation
	Estimated NOL	NOL	Benefit from	Valuation		Net Tax
					Allowance
Period Ending	Carry-forward	Expires	NOL	Allowance		Benefit

June 30, 2007	50,807	2027	12,702	(12,702)	(8,769)	—

March 31, 2008	100,267	2028	25,067	(25,067)	(12,365)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(25%)

Deferred income tax valuation allowance	25%

Actual tax rate	0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Dynamic Alert Limited (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on June 17, 2004, in the State of Nevada. Our principal executive offices are located at 45563 ROP Sunnyside, Surrey, British Columbia, V4A 9N3. Our telephone number is (604) 202-6747. Our fiscal year end is June 30.

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

We are continuing to market our services through our website and the presentation of seminars. Our seminars highlight the importance of personal security and protection, as well as present information on personal security equipment and devices available in the market.

In September 2008, we intend to provide security training for our officers. This training will come from outside sources unaffiliated with us.

As we are still in the first stages of our growth, our officers are continuing to provide all the labor required to operate our website, kiosk and security seminars at no charge. Since we intend to operate with very limited administrative support, our officers will continue to be responsible for these tasks for at least the next three (3) months.

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

During the past quarter, the Board of Director has reviewed various opportunities that would bring additional value to the Company and in this regard has concentrated its efforts toward the resource sector. Due to the significant increase in both base and precious mineral values, the Board believes that there should be additional efforts placed on locating a property or lease and a qualified expert or experts to assist in the evaluation.

Interim Periods

We recognized $17,918 in revenues from the sale of security products and services during the three months ending March 31, 2008. Cost of goods sold for the three months ended March 31, 2008 were $11,900, resulting in a net profit of $6,018. This compares with revenues from the sale of security products of $717 during the three months ended March 31, 2007. Cost of goods sold for the three months ended March 31, 2007 were $750, resulting in a net profit of $33.

We recognized $22,417 in revenues from the sale of security products and services during the nine months ending March 31, 2008. Cost of goods sold for the nine months ended March 31, 2008 were $15,150, resulting in a net profit of $7,269. This compares with revenues from the sale of security products of $717 during the nine months ended March 31, 2007. Cost of goods sold for the nine months ended March 31, 2007 were $750, resulting in a net profit of $33 for that period.

For the three months ended March 31, 2008, operating expenses were $27,133 compared to $15,336 during the three months ended March 31, 2007. The increase of $11,797 was due to an increase in our operational activities over the prior period. Operating expenses during the three months ended March 31, 2008 consisted of professional fees of $2,368, marketing and travel costs of $13,716, training and consulting costs of $6,919, amortization and depreciation of $1,173 and office and administration costs of $2,957, compared to professional fees of $4,763, marketing and travel costs of $9,500, depreciation and amortization of $280 and office and administration costs of $793 for the three months ended March 31, 2007.

During the nine months ended March 31, 2008, we incurred operating expenses of $57,394 compared to $22,681 during the nine months ended March 31, 2007. The increase of $34,713 is a result of our increased operational activities primarily in our sales and marketing efforts. During the nine months ended March 31, 2008, operational expenses consisted of $23,567 in marketing, $15,567 in professional fees, $8,641 in office and administrative expenses, $6,919 in training and consulting fees and $2,700 in depreciation and amortization costs.

During the three months ended March 31, 2008, we recognized a net loss of $21,115 compared to a net loss of $15,369 for the three months ended March 31, 2007. The increased loss of $5,746 was due to an increase in our operational activities over the prior period as discussed above.

During the nine months ended March 31, 2008, we recognized a net loss of $50,127 compared to a net loss of $22,714 for the nine month period ended March 31, 2007. The $27,413 increased loss is a result of the factors described above.

At March 31, 2008, we had working capital of $14,433, compared to working capital of $69,224 at June 30, 2007. At March 31, 2008 our total assets consisted of cash of $22,533, capital assets of $16,145 and intangible assets of $465. This compares with total assets at June 30, 2007 consisting of cash of $34,491, notes receivable of $42,665, capital assets of $8,778 and intangible assets of $703.

At March 31, 2008, our total current liabilities consisting of accounts payable of $5,400 and accrued liabilities of $2,700, increased to $8,100 from total current liabilities of $7,932 at June 30, 2007, which consisted of accounts payable of $2,232 and accrued liabilities of $5,700.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Even though we recognized $17,918 in revenues from operations during the three months ending March 31, 2008, our short and long-term survival is dependent on sufficient revenue resulting in a profitable operation and/or funding from sales of securities, as necessary.

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

Following are the actual expenses incurred for our account from November 9, 2006, to March 31, 2008 that were paid directly from existing working capital at the time of the offering. They were not deducted from the proceeds of the offering. Net proceeds from the offering were $90,000.

Amount of direct or indirect payments to
	directors, officers, general partners, 10%	Amount of direct or indirect
Expenses	shareholders or affiliates of the Issuer	payments to others

Legal	$ 0	$ 2,500
Transfer Agent	0	2,475

	$ 0	$ 4,975

The following table notes the use of proceeds for actual expenses incurred for our account from November 9, 2006 to March 31, 2008. This chart is detailing the use of net offering proceeds from the offering of the securities.

Amount of direct or indirect payments to
	directors, officers, general partners, 10%	Amount of direct or indirect
Expenses	shareholders or affiliates of the Issuer	payments to others

Legal and Accounting	$ 0	$ 33,260
Marketing & Travel	0	23,463
Website Dev’t & Telecom	0	666
Office Furniture and Equipment	0	3,701
Kiosk	0	9,469
Portable Display	0	6,240
Training & Consulting	0	6,919
Miscellaneous Administration	0	6,282

	$ 0	$ 90,000

All of the proceeds from our offering have been spent and have been used to fund our operations as described in the SB-2 offering document incorporated by reference herein.

On March 12, 2008, our Articles of Incorporation were amended to change the aggregate number of shares which we have authority to issue two hundred sixty million (260,000,000) par value $0.001 per share of which two hundred fifty million (250,000,000) are designated for common stock and ten million (10,000,000) are designated for preferred stock.

On March 3, 2008, our Board of Directors authorized a 40-for-1 stock split of our $0.001 par value common stock. As a result of the split, 171,600,000 additional shares were issued and capital and additional paid-in capital were adjusted according. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

On March 16, 2008, our Board of Directors authorized the cancellation of 96,000,000 post forward-split common shares. There are presently 80,000,000 common shares issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation*

3.2	Certificate at Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 28, 2008.

3.3	By-laws*

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

* Incorporated by reference to our Form SB-2 Registration Statement, file number 333-119566, filed on October 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2008.

DYNAMIC ALERT LIMITED

Date: April 30, 2008

By: /s/ Audrey Reich

Name: Audrey Reich

Title: President/Chief Executive Officer, principal executive officer

Date: April 30, 2008

By: /s/ Bradley Hawkings

Name: Bradley Hawkings

Title: Chief Financial Officer, principal financial officer and principal accounting officer