Form 10KSB
period 2008-06-30
DYNAMIC ALERT LTD
filed 2008-09-18
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[X]		ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

OR

[ ]		TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File Number 333-119566 DYNAMIC ALERT LIMITED (Exact name of registrant as specified in its charter)

Nevada	98-0430746

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2470 Saint Rose Pkwy, Suite 304, Henderson, Nevada 89074 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (702) 818-5898

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. _X_ Yes __ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X__

Net revenues for our most recent fiscal year: $38,017

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2008: $90,000

Number of common voting shares issued and outstanding as of June 30, 2008: 80,000,000 shares of common stock

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

Transitional Small Business Disclosure Format (Check one):_________Yes ____X______No

     DOCUMENTS INCORPORATED BY REFERENCE – Our 10-Q filed May 7, 2008, our 10QSB filed February 14, 2008, our 10QSB filed November 14, 2007 and our 10KSB annual report filed October 9, 2007and as described in this Form 10-KSB annual report.

TABLE OF CONTENTS

Page

PART I
Item 1. Description of Business	4
Item 2. Description of Properties	7
Item 3. Legal Proceedings	7
Item 4. Submission of Matters to a Vote of Security Holders	7

PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters	8
Item 6. Management’s Plan of Operation	9
Item 7. Financial Statements and Supplementary Data	11
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	23

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Bovernance:	24
compliance with Section 16(A) of the Exchange Act
Item 10. Executive Compensation	26
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters	26
Item 12. Certain Relationships and Related Transactions, and Director Independence	27
Item 13. Exhibits	28
Item 14. Principal Accountant Fees and Services	28
Signatures

PART I

ITEM 1.DESCRIPTION OF BUSINESS

We incorporated as Dynamic Alert Limited (referred to herein as “Dynamic”, “we”, “us” and similar terms) on June 17, 2004, in the State of Nevada. Our principal executive offices are located at 10004 – 103 Street, Ste 3218, Fort Saskatchewan, AB., T8L 2B0. Our telephone number is (780) 668-7664. Our fiscal year end is June 30.

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

Principal Products and Services

Our target market is comprised of individuals in need of personalized security plans. We offer services to help the consumer develop such a plan. The plan reviews the daily activities of the individual in order to anticipate possible personal exposure to danger. The plan would identify weaknesses in their personal security and make plans of response if confronted by an assailant.

In addition, we offer personal security products. These products include items such as personal alarms, safety lights, canine repellant and dog chasers using ultrasonic technology. For the family with young children, we may expand into other electronic devices like child guard transmitter/receivers and telephone voice changers which may be used as in-home devices to help keep the child safe. For home protection, we may include such devices as door jammers, window security clamps, motion sensors, as well as entrance alerts for both windows and doors.

We also provide personal protection for clients on an as-needed-basis in situations such as: (a) traveling on business or leisure trips; (b) hosting sensitive social or business gatherings; (c) personal or residential perimeter security for visiting celebrities; and (d) any other situation requiring discrete personal protection. These services will be provided on a short-term hourly basis or for a contracted period of time as required by our clients.

The Market

Our target market is the greater metropolitan areas of Edmonton and Calgary, in Alberta, Canada. Our focus will be individuals who are concerned about their personal security and physical well being.

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

Our marketing strategy will be aimed to include persons traveling in unfamiliar surroundings or those arriving in the Edmonton and Calgary metropolitan areas. Since we intend to offer services that will enhance personal safety and security, we believe these potential customers will find comfort in being able to find services that will provide for their safety, and in being able to call for assistance when needed.

Competition and Competitive Strategy

We are presently unknown in the industry. Our competitive position is not measurable. At present, there are other companies offering the products and services we intend to market. However, with today’s heightened awareness of the need for personal security, we believe that the demand is growing more quickly than the supply. From the collective experience of our founders, from anecdotal evidence gleaned through personal conversations and from an Internet search of security companies offering related services in the Alberta marketplace, management believes that nearly half of these security companies are limited to offering security systems for structures and do not provide products and services for personal security. Further, we understand that many of the security companies provide only security guard patrol services.

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

Dependence on One or a Few Major Customers

We see our market place, the greater Calgary and Edmonton metropolitan area, as being a source of customers that will continue to grow in the foreseeable future. The population of Calgary alone has doubled in the last 20 years and is now over one million. The economy of the Province of Alberta continues to grow as a result of continuing development of natural resources.

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

In marketing our products and services, we are not dependant on one (1) or a few major customers. We will be direct selling to the consumer. We will be working with individuals who require our offered products and services. To the extent known at this time, we do not intend to target large corporations for the next twelve (12) month period.

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

Governmental Controls and Approvals

In regards to both the retail and the customer service portions of our business, the major area for government control or need for government approval would be in terms of business licensing

All of the products that will be offered for sale will be purchased from reputable wholesale distributors and manufactures and will carry the necessary government and industry standard approvals. We do not intend to sell products that are restricted or regulated in Canada.

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

We Have a Limited Operating History.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

We may Require Significant Additional Financing before our Products may be Marketed and Sold Successfully and Profitably and There is No Assurance that such Funds will be Available as, if and when Needed.

We have only raised $90,000 which was, along with our limited sales, sufficient to fund our operations for the last twelve (12) months. Our ability to purchase sufficient inventory and market our products and services to potential customers will be dependent upon our ability to raise significant additional financing. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

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

Our independent auditors, Schumacher & Associates, Inc. Certified Public Accountants, state in their audit report, that since we have minimal business operations to date and losses to date of approximately $109,200, there is a substantial doubt that we will be able to continue as a going concern.

Our Management Currently Controls our Company and Thus You Will Most Likely Not be Able to Influence the Control of the Company Through Elections to the Board of Directors.

Our management, collectively, owns 55% of our total issued and outstanding shares of common stock. Therefore, our management will continue to retain control of us.

ITEM 2.DESCRIPTION OF PROPERTIES.

We do not own or rent facilities of any kind. At present we are operating from our principal office that is located within the offices of our President, who provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.LEGAL PROCEEDINGS.

We are not currently party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held our annual shareholders’ meeting or submitted any matters to a vote of shareholders during the fiscal year to which this Annual Report pertains.

PART II ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol “DYMC”.

Fiscal Year Ended June 30, 2008*

Quarter	September	December	March	June

High	--	--	$ 1.96	--

Low	--	--	$ 0.049	--

* On August 17, 2007, we obtained regulatory approval to post our common shares for trading on the OTC.BB.

(b) Holders

As of July 31, 2008, there were approximately 43 holders of record of our common stock.

(c) Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

(d) Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold any unregistered securities during the past three (3) years prior to the date of the filing of this annual report.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

As previously reported, on November 9, 2006 our Registration Statement on Form SB-2 was declared effective, and on January 31, 2007, we completed a maximum offering of a maximum of 36,000,000 common shares at a price of $0.0025 per share. On August 17, 2007, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol “DYMC”.

All of the proceeds from our offering have been spent and have been used to fund our operations as described in the SB-2 offering document incorporated by reference herein.

As of the date of this Form 10-KSB Annual Report, there are 80,000,000 issued and outstanding shares of common stock of which 44,000,000 shares are held by our officers and directors.

DESCRIPTION OF SECURITIES

Common Stock

On March 12, 2008, our Articles of Incorporation were amended to change the aggregate number of shares which we have authority to issue two hundred sixty million (260,000,000) par value $0.001 per share of which two hundred fifty million (250,000,000) are designated for common stock and ten million (10,000,000) are designated for preferred stock.

On March 3, 2008, our Board of Directors authorized a 40-for-1 stock split of our $0.001 par value common stock. As a result of the split, 171,600,000 additional shares were issued and capital and additional paid-in capital were adjusted according. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the stock split.

On March 16, 2008, our Board of Directors authorized the cancellation of 96,000,000 post forward-split common shares. There are presently 80,000,000 common shares issued and outstanding.

Each record holder of common stock is entitled to one vote for each share held in all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the By-Laws of Dynamic.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of Dynamic, holders are entitled to receive, ratably, the net assets of Dynamic available to stockholders. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights. To the extent that additional shares of Dynamic’s common stock are issued, the relative interest of the existing stockholders may be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION.

We have generated only $38,734 in revenues from the sale of products since our inception. The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; our 10-Q filed May 7, 2008, our 10QSB filed February 14, 2008, our 10QSB filed November 14, 2007 and our 10KSB annual report filed October 9, 2007.

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

In June 2008, we sold our kiosk and portable display unit realizing a total of $13,500 in order to satisfy anticipated cash requirements to purchase inventory and to pay annual legal and audit expenses.

We believe we have sufficient cash resources to satisfy our needs through the end of September 2008. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

At June 30, 2008, we had working capital of $19,612, compared to working capital of $69,224 at June 30, 2007. At June 30, 2008 our total assets consisted of cash of $26,903, prepaid expenses of $416 and capital assets of $2,442. This compares with our total assets at June 30, 2007, consisted of cash of $34,491, notes receivable of $42,665, and capital assets of $9,481.

At June 30, 2008, our total current liabilities decreased to $7,707 from $7,932 at June 30, 2007.

We recognized $38,017 in revenue from the sale of security products and services for the year ended June 30, 2008. Cost of goods sold for the year ended June 30, 2008 were $28,700, resulting in a profit of $9,317. This compares with revenues from the sale of security products and services of $717 during the year ended June 30, 2007. The cost of goods sold for the year ended June 30, 2007 was $750, resulting in a loss of $33.

We have recognized $38,734 in revenue from inception. Our short and long term survival is dependent on funding from increased sales of inventory products and services, sales of securities as necessary or from shareholder loans.

Result of Operations

For the year ended June 30, 2008, operating expenses were $68,603 compared to $35,166 for the year end June 30, 2007. The increase of $33,437 was due to an increase in our operational activities over the prior period. Operating expenses to the year end June 30, 2008, consisted of professional fees of $23,978, marketing and travel costs of $23,567, office and administration costs of $10,528, training and consulting fees of $6,919 and depreciation and amortization totaling $3,611. This compares with expenses to the year end June 30, 2007, consisted of professional fees of $21,043, marketing and travel costs of $9,500, office and administration costs of $3,573 and depreciation and amortization totaling $1,050.

We recognized a gain on sale of assets of $244 and interest income of $668 for a total of $912 in other income for the year ended June 30, 2008 compared with interest income of $124 for the year end June 30, 2007.

We posted a net loss of $58,374 for the year ended June 30, 2008, compared to a net loss of $35,075 for the year ended June 30, 2007. From inception to June 30, 2008 we have incurred a net loss of $109,181. The principal components of losses were professional fees of $56,346, marketing costs of $33,067, cost of goods sold of $29,450, office and administration expenses of $17,650, training and consulting fees of $7,119, organizational costs of $1,058, and depreciation and amortization of $4,662.

As of the date of this report, our net cash balance is approximately $21,182. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next three (3) months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to us or, if available to us, on acceptable terms.

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

Off Balance Sheet Arrangements.

None.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-14 of this Form 10-KSB, and include (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Equity; and (4) Notes to Financial Statements.

DYNAMIC ALERT LIMITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JUNE 30, 2008

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Statement of Stockholders’ Equity	F-6
Notes to Financial Statements	F-7 to F-11

Report of Independent Registered Public Accounting Firm

Board of Directors Dynamic Alert Limited

We have audited the accompanying balance sheets of Dynamic Alert Limited as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Alert Limited as of June 30, 2008 and 2007 and the related statements of operations, and cash flows for the two years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has minimal business operations to date and has losses to date of approximately $109,200, which raise substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also explained in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc. Certified Public Accountants 2525 15th Street, Suite 3H Denver, CO 80112 September 08, 2008

DYNAMIC ALERT LIMITED BALANCE SHEETS

	June 30, 2008	June 30, 2007

ASSETS

Current
Cash	$ 26,903	$ 34,491
Prepaid expenses	416	-
Notes receivable	-	42,665

Total Current Assets	27,319	77,156

Office Equipment	-	5,488
Computer Equipment, net of depreciation $1,645	2,056	3,290
Website Development, net of amortization of $564	386	703

TOTAL ASSETS	$ 29,761	$ 86,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$ 1,207	$ 2,232
Accrued liabilities	6,500	5,700

Total Current Liabilities	7,707	7,932

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
250,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
80,000,000 and 176,000,000 common shares as at June 30,	80,000	125,000
2008 and June 30, 2007, respectively
Additional paid-in capital	45,000	-
Accumulated comprehensive income	6,235	4,512
Accumulated Deficit	(109,181)	(50,807)

Total Stockholders’ Equity	22,054	78,705

TOTAL LIABILITIES AND STOCKERHOLDERS’ EQUITY	$ 29,761	$ 86,637

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30,	June 30,
	2008	2007

Revenue	$ 38,017	$ 717

Cost of Goods Sold	28,700	750

	9,317	(33)

Expenses
Depreciation and amortization	3,611	1,050
Marketing and travel	23,567	9,500
Office and administration	10,528	3,573
Professional fees	23,978	21,043
Training and consulting	6,919	-

	68,603	35,166

Net Loss From Operations	(59,286)	(35,199)

Other Income and Expenses
Gain on sale of assets	244	-
Interest income	668	124

	912	124

Net Loss For The Period	$ (58,374)	$ (35,075)

Basic And Diluted Loss Per
Share	$ Nil	$ Nil

Weighted Average Number of
Shares Outstanding	144,000,000	154,893,151

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	June 30, 2008	June 30, 2007

Cash Flows from Operating Activities
Net loss for the period	$ (58,374)	$ (35,075)

Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in)
Operating Activities
Prepaid expenses	(416)	-
Depreciation and amortization	3,611	1,050
Accounts payable and accrued	(225)	3,872
liabilities

Net Cash (Used in) Operating
Activities	(55,404)	(30,153)

Cash Flows from Investing Activities
Additions to capital assets	(9,829)	(9,581)
Sale of capital assets	13,257	-
Investment in note receivable	42,665	(42,665)
Additions to intangibles	-	(950)

Net Cash Provided by (Used in)
Investing Activities	46,093	(53,196)

Cash Flows From Financing Activities
Issuance of common shares	-	90,000
Foreign currency translation	1,723	4,512
adjustment

Net Cash Provided by Financing
Activities	1,723	94,512

Increase (Decrease) in Cash during the
Period	(7,588)	11,163

Cash, Beginning Of Period	34,491	23,328

Cash, End Of Period	$ 26,903	$ 34,491

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

			DYNAMIC ALERT LIMITED

			STATEMENT OF STOCKHOLDERS’ EQUITY

				JUNE 30, 2008

			CAPITAL STOCK				ACCUMULATED

					ADDITIONAL		COMPRE-
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	HENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTAL

Balance, June 30,	-	$-	140,000,000	$35,000	$-	$(15,732)	$-	$19,268
2006

January 31, 2007 –
Shares issued for	-	$-	36,000,000	$90,000	$-	$-	$-	$90,000
cash at $0.0025
Foreign currency	-	$-	-	$-	$-	$-	$4,512	$4,512
translation
adjustment
Net loss for the year	-	$-	-	$-	-$	$(35,075)	$-	$(35,075)

Balance June 30,	-	$-	176,000,000	$125,000	$-	$(50,807)	$4,512	$78,705
2007

March 16, 2008 –
Shares returned to	-	$-	(96,000,000)	$(45,000)	$45,000	$-	$-	$-
treasury
Foreign currency	-	$-	-	$-	$-	$-	$1,723	$1,723
translation
adjustment
Net loss for the	-	$-	-	$-	$-	$(58,374)	$-	$(58,374)
period

Balance, March 31,
2008	-	$ -	80,000,000	$80,000	$ 45,000	$ (109,181)	$ 6,235	$ 22,054

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

1.	NATURE AND CONTINUENCE OF OPERATIONS

	a)	Organization

The Company was incorporated in the State of Nevada, United States of America, on June 17, 2004. The Company’s year end is June 30.

	b)	Nature of Operations

The Company provides customers with security professionals who will provide personal protection as needed, as well as selling a selection of personal security products.

In prior years the Company was considered to be a development stage enterprise. The Company is no longer considered to be in the development stage since it has recognized significant revenues in the year ended June 30, 2008.

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

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98- 5.

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

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

The company has had minimal revenue to date. It is the Company’s policy that revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104,

DYNAMIC ALERT LIMITED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

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

i)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

j)	Computer Equipment

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

k) Website Development Costs

DYNAMIC ALERT LIMITED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website are capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at June 30, 2008 was $564, and amortization expense for the year ended June 30, 2008 was $317. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

l)	Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included with marketing and travel in the accompanying statements of operations.

m)	Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2008, the Company had $26,390 US Funds in deposit in a business bank account, and US equivalent of $513 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

n)	Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

o)	Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

3. BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has losses to date of approximately $109,200. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public and will seek additional means of financing to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

DYNAMIC ALERT LIMITED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

4.	COMMON STOCK

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share.

On June 17, 2004, the Company issued 4,000,000 shares of common stock at a price of $0.00025 for cash totalling $1,000.

On June 30, 2004, the Company issued 136,000,000 shares of common stock at a price of $0.00025 for cash totalling $34,000.

On January 31, 2007, the Company issued 36,000,000 shares of common stock at a price of $0.0025 for cash totalling $90,000.

On February 28, 2008, the Board of Directors authorized a 40 for 1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 171,600,000 additional shares were issued and capital and additional paid-in capital were adjusted accordingly. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the stock split.

On March 16, 2008, the President of the Company returned 96,000,000 post forward-split shares to the Company for no consideration.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

			Estimated		Change in
	Estimated NOL	NOL	Tax Benefit	Valuation	Valuation	Net Tax
Period Ending	Carry-forward	Expires	from NOL	Allowance	Allowance	Benefit

June 30, 2007	50,807	Various	12,702	(12,702)	(8,769)	-

June 30, 2008	109,181	Various	27,295	(27,295)	(14,593)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating
loss carry forward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%

DYNAMIC ALERT LIMITED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

6.	RELATED PARTY TRANSACTIONS

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

7.	SALE OF FIXED ASSETS

On June 24, 2008, the Company sold fixed assets with a net book value of $13,256 for cash of $13,500, resulting in a gain on sale of $244.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None. ITEM 8A.	Controls and procedures

Evaluation of disclosure controls and procedures.

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

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.Specifically, management identified the following control deficiency. The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8B.Other Information

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE

EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name	Age	Offices Held
Audrey Reich	59	Director, President
Bradley Hawkings	28	Director, Secretary, Treasurer
Meghan Cox	31	Director

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

From August 2003 to May 2007, Mr. Hawkings was employed by Behind the Scenes Protection, a private company located in New Westminster, British Columbia, which provides security and supervision for special events which are held at various venues in the Lower Mainland of British Columbia. Mr. Hawkings is a supervisor in charge of staffing events, which includes directing staff to strategic locations to maintain an orderly event and take the lead role in handling disturbances.

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

In April 2006, Ms. Cox was employed by The Portables, a national company that creates portable graphic displays and custom exhibits as a supplier of trade show display products and services. She continues to market their products and services. From October 2003 until April 2006, Ms. Cox worked for Western Imperial Magnetics a wholesale supplier of electronic equipment and related supplies and accessories located in Vancouver, British Columbia. Since September 2002, Ms. Cox has been working part-time as a fitness program assistant with West Point Grey Community Centre located in Vancouver, British Columbia. From May 1999 to July 2002, Ms. Cox was employed by Air Transat Holidays, a travel agency located in Vancouver, British Columbia. For the first year Ms. Cox was Lead Supervisor, responsible for thirty-five (35) call center reservation agents. For the remaining three (3) years, she was promoted to the position of inside sales co-coordinator.

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

ITEM 10. EXECUTIVE COMPENSATION.

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
AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 31, 2008, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock. As of July 31, 2008, there were 80,000,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of July 31, 2008, by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of		Amount and Nature of	Percent
Class	Name and Address of Beneficial Owner	Beneficial Ownership	of Class[1]

Common	Audrey Reich
	Director, President
	10004 – 103 Street	20,000,000	25%
	Fort Saskatchewan, AB T8L 2E0

Common	Bradley Hawkings
	Director,
	10004 – 103 Street	12,000,000	15%
	Fort Saskatchewan, AB T8L 2E0

Common	Meghan Cox
	Director
	240 – 222 Baseline Road, Ste 209	12,000,000	15%
	Sherwood Park, AB T8H 1S8

Common	Significant shareholders, directors and officers as a
	group (3)	44,000,000	55%

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

On June 17, 2004, Ms. Audrey Reich, President/Chief Executive Officer, principal executive officer and member of our Board of Directors, subscribed for and purchased 4,000,000 shares of common stock at a price of $0.00025 for cash totaling $1,000.

On June 30, 2004, Ms Audrey Reich, President/Chief Executive Officer, principal executive officer and member of our Board of Directors, subscribed for and purchased 112,000,000 shares of common stock at a price of $0.00025 for cash totaling $28,000. Mr. Hawkings, Secretary/Treasurer/Chief Financial Officer, principal financial officer, principal accounting officer and member of our Board of Directors, and Ms. Cox, member of our Board of Directors, each subscribed for and purchased 12,000,000 shares of common stock at a price of $0.00025 for cash totaling an aggregate of $6,000.

On March 16, 2008, 96,000,000 post forward-split shares were cancelled.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less than $1,000,000. All of the subscribers are our directors and/or our executive officers.

ITEM 13.

EXHIBITS

Exhibit Index

3.1	Articles of Incorporation*

3.2	By-laws*

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – Chief Financial Officer.

*Incorporated by reference to our SB2 Registration Statement, file number 333-119566, filed on October 30, 2006.

TEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, Schumacher & Associates, Inc., during the years ended June 30, 2008 and 2007, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year was $8,250 and $1,700, respectively. The aggregate fees billed by our former auditor, Miller and McCollom, during the year ended June 30, 2007 were nil.

Audit Related Fees.

We incurred nil to auditors for audit related fees during the fiscal years ended June 30, 2008 and 2007.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended June 30, 2008 and 2007.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2008 and 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of September, 2008.

DYNAMIC ALERT LIMITED

Date: September 16, 2008

By: /s/ Audrey Reich

Name: Audrey Reich

Title: President/Chief Executive Officer,, principal executive officer

Date: September 16, 2008

By: /s/ Bradley Hawkings

Name: Bradley Hawkings

Title: Chief Financial Officer, principal financial officer and principal accounting officer