Form 10-Q
period 2008-09-30
DYNAMIC ALERT LTD
filed 2008-11-13
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number 333-119566 DYNAMIC ALERT LIMITED (Exact name of registrant as specified in its charter)

Nevada	98-0430746

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2950 East Ranchero Drive, Palm Springs, CA 92262 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (780) 668-7664

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

Number of shares outstanding of the registrant’s class of common stock as of November 14, 2008: 80,000,000

Authorized share capital of the registrant: 250,000,000 common shares, and10,000,000 preferred shares, par value of $0.001

The Company recognized $nil in revenue for the quarter ended September 30, 2008.

Transitional Small Business Disclosure Format: Yes ___ No X

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

DYNAMIC ALERT LIMITED INTERIM FINANCIAL STATEMENTS September 30, 2008

Page
Financial Statements:
Balance Sheets	F-2
Interim Statements of Operations	F-3
Interim Statements of Cash Flows	F-4
Interim Statement of Stockholders’ Equity	F-5
Notes to Interim Financial Statements	F-6 to F-7

DYNAMIC ALERT LIMITED

BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$ 16,199	$ 26,903
Prepaid expenses	291	416

Total Current Assets	16,490	27,319

Computer Equipment costs, net of depreciation $1,953	1,748	2,056
Website Development costs, net of amortization of $643	307	386

TOTAL ASSETS	$ 18,545	$ 29,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$ 4,751	$ 1,207
Accrued liabilities	5,350	6,500

Total Current Liabilities	10,101	7,707

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
250,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
80,000,000 common shares	80,000	80,000
Additional paid-in capital	45,000	45,000
Accumulated comprehensive income	6,216	6,235
Accumulated (Deficit)	(122,772)	(109,181)

Total Stockholders’ Equity	8,444	22,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 18,545	$ 29,761

The accompanying notes are an integral part of these statements.

	DYNAMIC ALERT LIMITED

	INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)

	Three-month	Three-month
	period ending	Period ending
	September 30, 2008	September 30, 2007

Revenue	$ -	$ 599

Cost of Goods Sold	-	-

	-	599

Expenses
Depreciation and amortization	388	682
Office and administration	4,066	3,494
Professional Fees	9,137	10,785

	13,591	14,961

Net Loss From Operations	(13,591)	(14,362)

Other Income and Expenses
Interest income	-	668

	-	668

Net Loss For The Period	$ (13,591)	$ (13,694)

Basic And Diluted Loss Per
Share	$ Nil	$ Nil

Weighted Average Number of
Shares Outstanding	80,000,000	176,000,000

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-month	Three-month
	period ending	period ending
	September 30,	September 30,
	2008	2007

Cash Flows from Operating Activities
Net loss for the period	$ (13,591)	$ (13,694)

Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in)
Operating Activities
Prepaid expenses	125	-
Depreciation and amortization	387	682
Accounts payable and accrued	2,394	398
liabilities

Net Cash (Used in) Operating
Activities	(10,685)	(12,614)

Cash Flows from Investing Activities
Investment in note receivable	-	42,665

Net Cash Provided by (Used in)
Investing Activities	-	42,665

Cash Flows From Financing Activities
Foreign currency translation
adjustment	(19)	2,161

Net Cash Provided by (Used in)
Financing Activities	(19)	2,161

Increase (Decrease) in Cash during the
Period	(10,704)	32,212

Cash, Beginning Of Period	26,903	34,491

Cash, End Of Period	$ 16,199	$ 66,703

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

			DYNAMIC ALERT LIMITED

			STATEMENT OF STOCKHOLDERS’ EQUITY

			For the Period from July 1, 2007 to September 30, 2008

				CAPITAL STOCK			ACCUMULATED

					ADDITIONAL		COMPRE-
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	HENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	INCOME (LOSS)	TOTAL

Balance, July 1, 2007
	-	$ -	176,000,000	$ 125,000	$ -	$ (50,807)	$ 4,512	$ 78,705

March 16, 2008 – Shares
returned to treasury	-	-	(96,000,000)	(45,000)	45,000	-	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	1,723	1,723

Net loss for the year	-	-	-	-	-	(58,374)	-	(58,374)

Balance June 30, 2008	-	-	80,000,000	80,000	45,000	(109,181)	6,235	22,054

Foreign currency
translation adjustment	-	-	-	-	-	-	(19)	(19)

Net loss for the period	-	-	-	-	-	(13,591)	-	(13,591)

Balance, September 30,
2008	-	$ -	80,000,000	$ 80,000	$ 45,000	$ (122,772)	$ 6,216	$ 8,444

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

Note 1 Basis of Presentation

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Dynamic Alert Limited’s audited June 30, 2008 annual financial statements. It is suggested that these interim financial statements be read in conjunction with Dynamic Alert Limited’s June 30, 2008 audited financial statements.

The information as of June 30, 2008 is taken from the audited financial statements of this date.

Note 2 Significant Accounting Policies

a)	Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2008, we had $15,768 U.S. funds in deposit in a business bank account and U.S. equivalent of $431 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

Note 3 Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with GAAP in the United States of America, which contemplates our continuation as a going concern. However, we have minimal business operations to date and have losses of $122,772. These matters raise substantial doubt about our ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations. We acquired additional operating capital through equity offerings to the public to fund our business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure our eventual profitability. Management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

Our deferred tax assets, valuation allowance and change in valuation allowance are as follows:

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

	Estimated		Estimated Tax		Change in
	NOL	NOL	Benefit from	Valuation	Valuation	Net Tax
Period Ending	Carryforward	Expires	NOL	Allowance	Allowance	Benefit
June 30, 2008	109,181	Various	27,295	(27,295)	(14,593)	—
September 30, 2008	13,591	2028	3,398	(3,398)	(3,398)	—

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:

	Income tax benefit at statutory rate resulting from NOL carryforwards				(25%)

	Deferred income tax valuation allowance				25%

Actual tax rate					0%

Note 5	Subsequent Events.

On October 20, 2008, Dynamic Alert Limited entered into an Asset Purchase Agreement with Cannex Therapeutics LLC, a California limited liability company (“Cannex”), whereby Dynamic Alert agreed to purchase all of Cannex’s rights titles and interests in its cannabis research and development business. The assets included to be purchased includes but is not limited to Cannex’s website, client base, all hardware and software, intellectual property, billing system and all rights, properties, patents, trademarks and formulas pertaining to Cannex’s cannabis research and business. All assets to be acquired by Dynamic Alert are to be without liabilities, contingent liabilities, encumbrances or obligations. Cannex agreed that following the sale of its assets to Dynamic Alert that neither it nor its affiliates will compete in the cannabis research and development business. Under the Asset Purchase Agreement, Dynamic agreed to issue to Cannex 1 million restricted shares of its common stock as consideration for the assets of Cannex.

As a condition to the closing of the agreement with Cannex, Dynamic is to enter into management agreements with Mr. Steve W. Kubby and Dr. Robert Melamede whereby each are to be elected to the Board of Directors of Dynamic and Mr. Kubby will be named Dynamic’s President and Dr. Melamede will be appointed as Director of Research & Development.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incorporated as Dynamic Alert Limited (referred to herein as “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. Our principal executive offices are located at 2950 East Ranchero Drive, Palm Springs, CA 92262. Our telephone number is (780) 668-7664. Our fiscal year end is June 30.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

Over the last two (2) years, we have continued to build a business that assists consumers with their security needs. Our goal has been to help our customers create and implement a personalized security plan. We believe that we need to enlarge our business activity. During the past quarter, the Board of Director has reviewed various opportunities that would bring additional value to the Company and in this regard the Company has appointed Richard Cowan as Director, President and CEO, in the place of Audrey Reich who has resigned. The Company plans on entering into the medical cannabis research and development industry. We plan to acquire the rights to intellectual property to develop new pharmaceutical products.

We believe our existing cash balances are not sufficient to carry our normal operations past the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Interim Periods

We did not recognize any revenues from the sale of security products and services during the three months ending September 30, 2008. This compares with revenues from the sale of security products of $599 during the three months ended September 30, 2007.

For the three months ended September 30, 2008, operating expenses were $13,591 compared to $14,961 during the three months ended September 30, 2007. The decrease was due to a decrease in our operational activities over the prior period.

Operating expenses during the three months ended September 30, 2008 consisted of professional fees of $9,137, office and administration expenses of $4,066 and depreciation and amortization costs of $388, compared to professional fees of $10,785, office and administration cost of $3,494 and depreciation and amortization costs of $682 for the quarter ended September 30, 2007.

During the three month period ended September 30, 2008, we recognized a net loss of $13,591 compared to a net loss of $13,694 for the three month period ended September 30, 2007. The decreased loss of $103 was due to a decrease in our operational activities over the prior period as discussed above.

At September 30, 2008, we had working capital of $6,389, compared to working capital of $19,612 at June 30, 2008. At September 30, 2008 our total assets consisted of cash of $16,199, prepaid expenses of $291, capital assets of $1,748 and intangible assets of $307. This compares with total assets at June 30, 2008 consisting of cash of $26,903, prepaid expenses of $416, capital assets of $2,056 and intangible assets of $386.

At September 30, 2008, our total current liabilities increased to $10,101 from $7,707 at June 30, 2008.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

As at October 31, 2008, our net cash balance was approximately $8,802. We believe our existing cash balances are not sufficient to carry our normal operations past the next three (3) months.

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We did not recognized any revenues for the quarter ended September 30, 2008. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

ITEM 4T. CONTROLS AND PROCEDURES

There have been no changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d -15 that occurred during the issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the issuer's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective September 19, 2008, the Board of Directors of Dynamic Alert Limited accepted the resignation of Audrey Reich as the Company’s President and as a member of the Company’s Board of Directors.

On September 19, 2008, the Board appointed Mr. Richard Cowan as the Company’s CEO and member of the Board of Directors. Mr. Cowan earned a Bachelor of Arts in Economics from Yale University in 1962. Mr. Cowan has been a Senior Advisor to Cannes Therapeutics, LLC, of For Bragg, California. Mr. Cowan has otherwise been retired for the past five years.

On October 22, 2008, the Board expanded the number of its members from three (3) to four (4) and elected Dr. Robert Melamede as the fourth member of the Board.

Mr Melamede earned a B.A. degree in Anatomy and Physics and an M.S. degree in Molecular Science from the Herbert H. Lehman College in 1969 and 1972 respectively. Dr. Melamede also earned a Ph.D in Molecular Science and Biochemistry from the City University of New York in 1980. From September 2001 through September 2005, Dr. Melamede was Chairman of the Biology Dept. at the University of Colorado in Colorado Springs, Colorado and since September 2001, to the present, he has been an Associate Professor at the University of Colorado.

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

* Incorporated by reference to our SB-2 Registration Statement, file number 333-119566, filed on October 30, 2006.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2008.

DYNAMIC ALERT LIMITED

Date: November 13, 2008

By: /s/ Richard Cowan Name: Richard Cowan Title: President/CEO, principal executive officer

Date: November 13, 2008

By: /s/ Bradley Hawkings

Name: Bradley Hawkings

Title: Chief Financial Officer, principal financial officer and principal accounting officer