Form 10-Q
period 2008-12-31
DYNAMIC ALERT LTD
filed 2009-02-13
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
__________
to
______________

Commission File Number 333-119566 DYNAMIC ALERT LIMITED (Exact name of registrant as specified in its charter)

Nevada	98-0430746

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

10004 – 103 Street, #3218, Fort Saskatchewan, AB, T8L 2E0 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (780) 668-7664

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company X

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

Number of shares outstanding of the registrant’s class of common stock as of February 10, 2009: 80,000,000

Authorized share capital of the registrant: 250,000,000 common shares, and 10,000,000 preferred shares, par value of $0.001

The Company recognized $nil in revenue for the quarter ended December 31, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMIC ALERT LIMITED INTERIM FINANCIAL STATEMENTS December 31, 2008

Page
Financial Statements:
Balance Sheets	F-2
Interim Statements of Operations	F-3 to F-4
Interim Statements of Cash Flows	F-5
Interim Statement of Stockholders’ Equity	F-6
Notes to Interim Financial Statements	F-7 to F-8

DYNAMIC ALERT LIMITED

BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$ 1,416	$ 26,903
Prepaid expenses	854	416

Total Current Assets	2,270	27,319

Computer Equipment costs, net of depreciation $2,262	1,439	2,056
Website Development costs, net of amortization of $722	228	386

TOTAL ASSETS	$ 3,937	$ 29,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$ 1,745	$ 1,207
Accrued liabilities	850	6,500

Total Current Liabilities	2,595	7,707

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
250,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
80,000,000 common shares	80,000	80,000
Additional paid-in capital	45,000	45,000
Accumulated comprehensive income	6,158	6,235
Accumulated (Deficit)	(129,816)	(109,181)

Total Stockholders’ Equity	1,342	22,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,937	$ 29,761

The accompanying notes are an integral part of these statements.

	DYNAMIC ALERT LIMITED

	INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)

	Three-month	Three-month
	period ending	Period ending
	December 31, 2008	December 31, 2007

Revenue	$ -	$ 3,900

Cost of Goods Sold	-	3,250

	-	650

Expenses
Depreciation and amortization	388	845
Marketing	-	9,852
Office and administration	339	2,190
Professional Fees	3,245	2,414
Training and Consulting	3,072	-

	7,044	15,301

Net Loss From Operations	(7,044)	(14,651)

Other Income and Expenses
Interest income	-	-

	-	-

Net Loss For The Period	$ (7,044)	$ (14,651)

Basic And Diluted Loss Per
Share	$ Nil	$ Nil

Weighted Average Number of
Shares Outstanding	80,000,000	176,000,000

The accompanying notes are an integral part of these statements.

	DYNAMIC ALERT LIMITED

	INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)

	Six-month period	Six-month
	ending	Period ending
	December 31, 2008	December 31, 2007

Revenue	$ -	$ 4,499

Cost of Goods Sold	-	3,250

	-	1,249

Expenses
Depreciation and amortization	775	1,527
Marketing	-	9,852
Office and administration	4,406	5,684
Professional Fees	12,382	13,199
Training and Consulting	3,072	-

	20,635	30,262

Net Loss From Operations	(20,635)	(29,013)

Other Income and Expenses
Interest income	-	668

	-	-

Net Loss For The Period	$ (20,635)	$ (28,345)

Basic And Diluted Loss Per
Share	$ Nil	$ (0.01)

Weighted Average Number of
Shares Outstanding	80,000,000	176,000,000

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month	Six-month
	period ending	period ending
	December 31,	December 31,
	2008	2007

Cash Flows from Operating Activities
Net loss for the period	$ (20,635)	$ (28,345)

Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in)
Operating Activities
Prepaid expenses	(438)	-
Depreciation and amortization	775	1,527
Accounts payable and accrued	(5,112)	(4,889)
liabilities

Net Cash (Used in) Operating
Activities	(25,410)	(31,707)

Cash Flows from Investing Activities
Additions to capital assets	-	(9,829)
Investment in note receivable	-	42,665

Net Cash Provided by (Used in)
Investing Activities	-	32,836

Cash Flows From Financing Activities
Foreign currency translation
adjustment	(77)	2,942

Net Cash Provided by (Used in)
Financing Activities	(77)	2,942

Increase (Decrease) in Cash during the
Period	(25,487)	4,072

Cash, Beginning Of Period	26,903	34,491

Cash, End Of Period	$ 1,416	$ 38,563

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

			DYNAMIC ALERT LIMITED
			STATEMENT OF STOCKHOLDERS’ EQUITY
			For the Period from July 1, 2007 to December 31, 2008
				CAPITAL STOCK			ACCUMULATED

					ADDITIONAL		COMPRE-
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	HENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	INCOME (LOSS)	TOTAL

Balance, July 1, 2007
	-	$ -	176,000,000	$ 125,000	$ -	$ (50,807)	$ 4,512	$ 78,705
March 16, 2008 – Shares
returned to treasury	-	-	(96,000,000)	(45,000)	45,000	-	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	1,723	1,723
Net loss for the year	-	-	-	-	-	(58,374)	-	(58,374)

Balance June 30, 2008	-	-	80,000,000	80,000	45,000	(109,181)	6,235	22,054

Foreign currency
translation adjustment	-	-	-	-	-	-	(77)	(77)
Net loss for the period	-	-	-	-	-	(20,635)	-	(20,635)

Balance, December 31,
2008	-	$ -	80,000,000	$ 80,000	$ 45,000	$ (129,816)	$ 6,158	$ 1,342

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS December 31, 2008 (Unaudited)

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2008, we had $1,097 U.S. funds in deposit in a business bank account and U.S. equivalent of $319 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

Note 3 Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with GAAP in the United States of America, which contemplates our continuation as a going concern. However, we have minimal business operations to date and have losses of $129,816. These matters raise substantial doubt about our ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations. We acquired additional operating capital through equity offerings to the public to fund our business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure our eventual profitability. Management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

Our deferred tax assets, valuation allowance and change in valuation allowance are as follows:

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS December 31, 2008 (Unaudited)

	Estimated		Estimated Tax		Change in
	NOL	NOL	Benefit from	Valuation	Valuation	Net Tax
Period Ending	Carryforward	Expires	NOL	Allowance	Allowance	Benefit
June 30, 2008	109,181	Various	27,295	(27,295)	(14,593)	—
December 31, 2008	20,635	2028	5,159	(5,159)	(5,159)	—

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:

	Income tax benefit at statutory rate resulting from NOL carryforwards				(25%)

	Deferred income tax valuation allowance				25%

Actual tax rate					0%

Note 5	Subsequent Events.

As previously reported, on October 20, 2008, Dynamic Alert Limited entered into an Asset Purchase Agreement with Cannex Therapeutics LLC., whereby Dynamic Alert agreed to purchase all of Cannex’s rights titles and interests in Cannex’s cannabis research and development business. The assets to be purchased included but was not limited to Cannex’s website, client base, all hardware and software, intellectual property, billing system and all rights, properties, patents, trademarks and formulas pertaining to Cannex’s cannabis research and business. All assets to be acquired under this agreement were to be free of all liabilities, contingent liabilities, encumbrances or obligations. Cannex agreed that following the sale of its assets to Dynamic Alert that neither it nor its affiliates will compete in the cannabis research and development business. Under the Asset Purchase Agreement, Dynamic agreed to issue to Cannex 1 million restricted shares of its common stock as consideration for the assets of Cannex.

On January 30, 2009, after completing its due diligence, the Company decided not to complete the transaction contemplated by the Asset Purchase Agreement with Cannex Therapeutics LLC. and terminated the agreement in accordance with the terms thereof.

There are no material relationships between the company and any of the parties outside of the agreement and the Company did not incur any early termination penalties.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS December 31, 2008 (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incorporated as Dynamic Alert Limited (referred to herein as “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. Our principal executive offices are located at 10004 – 103 Street, Suite 3218, Fort Saskatchewan, AB, T8L 2E0. Our telephone number is (780) 668-7664. Our fiscal year end is June 30.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

Over the last two (2) years, we have continued to build a business that assists consumers with their security needs. Our goal has been to help our customers create and implement a personalized security plan.

In order to expand our base income, the Board had made plans starting in September 2008 to enter into the medical cannabis research and development industry. However, we were not able to acquire the rights to the intellectual property to develop new pharmaceutical products as anticipated. As a result, we have abandoned this initiative.

For the immediate quarter, we will return to and continue with our initial core business in marketing security products. However, we believe that we need to enlarge our business activity. Therefore, we will continue to review opportunities with the objective of bringing additional revenue to the Company.

At December 31, 2008, we had working capital deficit of ($325), compared to working capital of $19,612 at June 30, 2008. At December 31, 2008, our total assets consisted of cash of $1,416, prepaid expenses of $854, computer equipment of $1,439 and website development costs of $228. This compares with total assets at June 30, 2008 consisting of cash of $26,903, prepaid expenses of $416, capital assets of $2,056 and website development costs of $386.

At December 31, 2008, our total current liabilities decreased to $2,595 from $7,707 at June 30, 2008.

As at January 31, 2009, our net cash balance was approximately $2,710. We believe our existing cash balances are not sufficient to carry our normal operations for the next three (3) months.

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We did not recognize any revenues for the quarter ended December 31, 2008. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Interim Periods

For The Three Months Ended December 31, 2008 Compared To The Three Months Ended December 31, 2007.

We did not recognize any revenues from the sale of security products and services during the three months ending December 31, 2008. This compares with revenues from the sale of security products of $3,900 during the three months ended December 31, 2007. The decrease in our revenue was due to our concentration during this quarter on plans to enter into the medical cannabis research and development industry. These plans were subsequently abandoned in January 2009.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS December 31, 2008 (Unaudited)

For the three months ended December 31, 2008, operating expenses were $7,044 compared to $15,301 during the three months ended December 31, 2007. The decrease was principally due to a decrease in our marketing expense from the prior period.

Operating expenses during the three months ended December 31, 2008 consisted of professional fees of $3,245, training and consulting costs of $3,072, office and administration expenses of $339 and depreciation and amortization costs of $388, compared to marketing cost of $9,852, professional fees of $2,414, office and administration cost of $2,190 and depreciation and amortization costs of $845 for the quarter ended December 31, 2007.

During the three month period ended December 31, 2008, we recognized a net loss of $7,044 compared to a net loss of $14,651 for the three month period ended December 31, 2007. The decreased loss of $7,607 was due to a decrease in our operational activities over the prior period as discussed above.

For The Six Months Ended December 31, 2008 Compared To The Six Months Ended December 31, 2007

We did not recognize any revenues from the sale of security products and services during the six months ending December 31, 2008. This compares with revenues from the sale of security products of $4,499 during the six months ended December 31, 2007.

For the six months ended December 31, 2008, operating expenses were $20,635 compared to $30,262 during the six months ended December 31, 2007. The decrease was principally due to a decrease in our marketing expense from the prior period.

Operating expenses during the six months ended December 31, 2008 consisted of professional fees of $12,382, office and administration expenses of $4,406, training and consulting costs of $3,072 and depreciation and amortization costs of $775, compared to professional fees of $13,199, office and administration cost of $5,684, marketing costs of $9,852 and depreciation and amortization costs of $1,527 for the quarter ended December 31, 2007.

During the six month period ended December 31, 2008, we recognized a net loss of $20,635 compared to a net loss of $28,345 for the six month period ended December 31, 2007. The decreased loss of $7,710 was due to a decrease in our operational activities over the prior period as discussed above.

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

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS December 31, 2008 (Unaudited)

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

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On December 19, 2008, the Company’s Board of Directors of Dynamic Alert Limited received the resignation of Dr. Robert Melamede as a member of the Company’s Board of Directors (the “Board”) to be effective immediately.

On January 30, 2009, the Company’s Board of Directors of Dynamic Alert Limited received the resignation of Mr. Richard Cowan as the Company’s President, CEO and member of the Board of Directors, to be effective immediately.

On January 12, 2009, the Board elected Ms. Marlene Morin as a member of the Board of Directors. Subsequently, on January 30, 2009, the Board appointed Ms. Marlene Morin as the Company’s President and CEO. Ms. Morin has completed a Certified General Accounting Diploma (CGA) in 1994. She also earned a Business Administration Diploma from the University of Athabasca in 2004. From January 2001 through March 2007, Ms. Morin was a Consultant/Office Manager for the Missionary Oblates in St. Albert, Alberta. Since September 2005, to the present, she has been a Consultant/Accountant for the Alberta Volunteer organization, in Edmonton, Alberta. Also, since January 2006, to the present, she has been a Consultant/Executive Director for the Lac Ste Anne Pilgrimage, in Lac Ste Anne, Alberta.

ITEM 6. EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS December 31, 2008 (Unaudited)

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
February, 2009.

DYNAMIC ALERT LIMITED

Date: February 13, 2009

By: /s/ Marlene Morin Name: Marlene Morin Title: President/CEO, principal executive officer

Date: February 13, 2009

By: /s/ Bradley Hawkings

Name: Bradley Hawkings

Title: Chief Financial Officer, principal financial officer and principal accounting officer