Form 10-Q
period 2009-03-31
DYNAMIC ALERT LTD
filed 2009-05-14
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Number of shares outstanding of the registrant’s class of common stock as of May 8, 2009: 80,000,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMIC ALERT LIMITED INTERIM FINANCIAL STATEMENTS

March 31, 2009 (Unaudited)

Page
Financial Statements:
Balance Sheets	F-2
Interim Statements of Operations	F-3 to F-4
Interim Statements of Cash Flows	F-5
Interim Statement of Stockholders’ Equity	F-6
Notes to Interim Financial Statements	F-7 to F-8

DYNAMIC ALERT LIMITED

BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$ 1,053	$ 26,903
Prepaid expenses	542	416

Total Current Assets	1,595	27,319

Computer Equipment costs, net of depreciation $2,570	1,131	2,056
Website Development costs, net of amortization of $801	149	386

TOTAL ASSETS	$ 2,875	$ 29,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$ 1,321	$ 1,207
Accrued liabilities	1,350	6,500

Total Current Liabilities	2,671	7,707

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
250,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
80,000,000 common shares	80,000	80,000
Additional paid-in capital	45,000	45,000
Accumulated comprehensive income	6,149	6,235
Accumulated (Deficit)	(130,945)	(109,181)

Total Stockholders’ Equity	204	22,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,875	$ 29,761

The accompanying notes are an integral part of these statements.

	DYNAMIC ALERT LIMITED

	INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)

	Three-month	Three-month
	period ending	Period ending
	March 31, 2009	March 31, 2008

Revenue	$ 3,120	$ 17,918

Cost of Goods Sold	-	11,900

	-	6,018

Expenses
Depreciation and amortization	387	1,173
Marketing	-	13,716
Office and administration	387	2,957
Professional Fees	3,475	2,368
Training and Consulting	-	6,919

	4,249	27,133

Net Loss For The Period	$ (1,129)	$ (21,115)

Basic And Diluted Loss Per
Share	$ Nil	$ Nil

Weighted Average Number of
Shares Outstanding	80,000,000	159,120,879

The accompanying notes are an integral part of these statements.

	DYNAMIC ALERT LIMITED

	INTERIM STATEMENTS OF OPERATIONS

	(Unaudited)

	Nine-month	Nine-month
	period ending	Period ending
	March 31, 2009	March 31, 2008

Revenue	$ 3,120	$ 22,417

Cost of Goods Sold	-	15,150

	3,120	7,267

Expenses
Depreciation and amortization	1,163	2,700
Marketing	-	23,567
Office and administration	4,792	8,641
Professional Fees	15,857	15,567
Training and Consulting	3,072	6,919

	24,884	57,394

Net Loss From Operations	(21,764)	(50,127)

Other Income and Expenses
Interest income	-	668

	-	-

Net Loss For The Period	$ (21,764)	$ (49,459)

Basic And Diluted Loss Per
Share	$ Nil	$ Nil

Weighted Average Number of	80,000,000	169,321,739
Shares Outstanding

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

INTERIM STATEMENTS OF CASH FLOWS

	(Unaudited)

	Nine-month period	Nine-month period
	ending	ending
	March 31, 2009	March 31, 2008

Cash Flows from Operating Activities
Net loss for the period	$ (21,764)	$ (49,459)

Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in)
Operating Activities
Prepaid expenses	(126)	-
Depreciation and amortization	1,162	2,700
Accounts payable and accrued	(5,036)	168
liabilities

Net Cash (Used in) Operating
Activities	(25,764)	(46,591)

Cash Flows from Investing Activities
Additions to capital assets	-	(9,829)
Investment in note receivable	-	42,665

Net Cash Provided by (Used in)
Investing Activities	-	32,836

Cash Flows From Financing Activities
Foreign currency translation
adjustment	(86)	1,797

Net Cash Provided by (Used in)
Financing Activities	(86)	1,797

Increase (Decrease) in Cash during the
Period	(25,850)	(11,958)

Cash, Beginning Of Period	26,903	34,491

Cash, End Of Period	$ 1,053	$ 22,533

Supplemental Disclosure Of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

			DYNAMIC ALERT LIMITED
			STATEMENT OF STOCKHOLDERS’ EQUITY

			For the Period from July 1, 2007 to March 31, 2009
				CAPITAL STOCK			ACCUMULATED

					ADDITIONAL		COMPRE-
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	HENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	INCOME (LOSS)	TOTAL

Balance, July 1, 2007
	-	$ -	176,000,000	$ 125,000	$ -	$ (50,807)	$ 4,512	$ 78,705
March 16, 2008 – Shares
returned to treasury	-	-	(96,000,000)	(45,000)	45,000	-	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	1,723	1,723
Net loss for the year	-	-	-	-	-	(58,374)	-	(58,374)

Balance June 30, 2008	-	-	80,000,000	80,000	45,000	(109,181)	6,235	22,054

Foreign currency
translation adjustment	-	-	-	-	-	-	(86)	(86)
Net loss for the period	-	-	-	-	-	(21,764)	-	(21,764)

Balance,
March 31, 2009	-	$ -	80,000,000	$ 80,000	$ 45,000	$ (130,945)	$ 6,149	$ 204

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At March 31, 2009, we had $796 U.S. funds in deposit in a business bank account and U.S. equivalent of $257 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

Note 3 Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with GAAP in the United States of America, which contemplates our continuation as a going concern. However, we have minimal business operations to date and have losses of $130,945. These matters raise substantial doubt about our ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements, raise additional capital, and the success of our future operations. We acquired additional operating capital through equity offerings to the public to fund our business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure our eventual profitability. Management believes that actions planned and presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

Our deferred tax assets, valuation allowance and change in valuation allowance are as follows:

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

	Estimated		Estimated Tax		Change in
	NOL	NOL	Benefit from	Valuation	Valuation	Net Tax
Period Ending	Carryforward	Expires	NOL	Allowance	Allowance	Benefit
June 30, 2008	109,181	Various	27,295	(27,295)	(14,593)	—
March 31, 2009	21,764	2028	5,441	(5,441)	(5,441)	—

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carryforwards	(25%)

Deferred income tax valuation allowance	25%

Actual tax rate	0%

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

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

Our first focus is to assist our clients in developing personalized security plans. Our second focus is to source and market personal security products. Our third focus is to provide personal protection on an as-needed basis. We are actively seeking to add new products and/or services that we can offer. A new marketing strategy will be developed as new products and services are identified.

For the immediate quarter, we are continuing with our initial core business in marketing security products. However, we believe that we need to enlarge our business activity. Therefore, we will continue to review opportunities with the objective of bringing additional revenue to the Company. Since we intend to operate with very limited administrative support, our officers will continue to be responsible for these tasks for at least the next six (6) months.

Material Changes in Financial Condition

At March 31, 2009, we had working capital deficit of ($1,076), compared to working capital of $19,612 at June 30, 2008. At March 31, 2009, our total assets consisted of cash of $1,053, prepaid expenses of $542, computer equipment of $1,131 and website development costs of $149. This compares with total assets at June 30, 2008 consisting of cash of $26,903, prepaid expenses of $416, capital assets of $2,056 and website development costs of $386.

At March 31, 2009, our total current liabilities decreased to $2,671 from $7,707 at June 30, 2008. During the 3 months ended March 31, 2009, accounts payable and accrued liabilities decreased by $5,036. As at April 30, 2009, our net cash balance was approximately $189.

We recognized $3,120 in revenues from operations during the three months ending March 31, 2009. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

We believe our existing cash balances may not be sufficient to carry our normal operations over the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

In addition, the United States is experiencing severe instability in the commercial and investment banking systems, which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

Material Changes in Results of Operations

For The Three Months Ended March 31, 2009, Compared To The Three Months Ended March 31, 2008.

We recognized $3,120 in revenues from the sale of security products and services during the three months ending March 31, 2009. This compares with revenues from the sale of security products of $17,918 during the three months ended March 31, 2008. The decrease in our revenue was due to a decrease in our operational activities over the prior period.

For the three months ended March 31, 2009, operating expenses were $4,249 compared to $27,133 during the three months ended March 31, 2008. The decrease was principally due to a decrease in our marketing expense and our training and consulting expenses from the prior period.

Operating expenses during the three months ended March 31, 2009, consisted of professional fees of $3,475, office and administration expenses of $387 and depreciation and amortization costs of $387, compared to marketing cost of $13,716, training and consulting costs of $6,919, professional fees of $2,368, office and administration cost of $2,957 and depreciation and amortization costs of $1,173 for the quarter ended March 31, 2008.

During the three month period ended March 31, 2009, we recognized a net loss from operations of $1,129 compared to a net loss from operations of $21,115 for the three-month period ended March 31, 2008. The decreased loss of $19,986 was due to a decrease in our operational activities over the prior period as discussed above.

For The Nine Months Ended March 31, 2009, Compared To The Nine Months Ended March 31, 2008

We recognized $3,120 in revenues from the sale of security products and services during the nine months ending March 31, 2009. This compares with revenues from the sale of security products of $22,417 during the nine months ended March 31, 2008.

For the nine months ended March 31, 2009, operating expenses were $24,884 compared to $57,394 during the nine months ended March 31, 2008. The decrease was principally due to a decrease in our marketing expense from the prior period.

Operating expenses during the nine months ended March 31, 2009, consisted of professional fees of $15,857, office and administration expenses of $4,792, training and consulting costs of $3,072 and depreciation and amortization costs of $1,163, compared to professional fees of $15,567, office and administration cost of $8,641, marketing costs of $23,567, training and consulting costs of $6,919 and depreciation and amortization costs of $2,700 for the quarter ended March 31, 2008.

During the nine month period ended March 31, 2009, we recognized a net loss of $21,764 compared to a net loss of $49,459 for the nine-month period ended March 31, 2008. The decreased loss of $27,695 was due to a decrease in our operational activities over the prior period as discussed above.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2009. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency:

  The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

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

* Incorporated by reference to our SB-2 Registration Statement, file number 333-119566, filed on October 30, 2006.

DYNAMIC ALERT LIMITED NOTES TO INTERIM FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2009.

DYNAMIC ALERT LIMITED

Date: May 8, 2009

By: /s/ Marlene Morin Name: Marlene Morin Title: President/CEO, principal executive officer

Date: May 8, 2009

By: /s/ Bradley Hawkings

Name: Bradley Hawkings

Title: Chief Financial Officer, principal financial officer and principal accounting officer