Form 10-K
period 2009-06-30
DYNAMIC ALERT LTD
filed 2009-10-09
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]                         ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

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

1414 Eighth Street S.W., Suite 260, Calgary, Alberta T2R 1J6, Canada
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (702) 818-5898

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act [    ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [    ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                Accelerated filer [   ]

Non-accelerated filer [   ]                                                                Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ] No [X]

Net revenues for our most recent fiscal year: $3,120

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on the average bid and asked price of such common equity, as of December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter: $23,400,000

Number of common voting shares issued and outstanding as of June 30, 2009: 80,000,000 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes   __X______No

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

We incorporated as Dynamic Alert Limited (referred to herein as “Dynamic”, “we”, “us” and similar terms) on June 17, 2004, in the State of Nevada.  Our principal executive offices are located at 10004 – 103 Street, Ste 3218, Fort Saskatchewan, AB., T8L 2B0.  Our telephone number is (780) 668-7664.  Our fiscal year end is June 30.

We are operating a business that assists consumers with their securities needs and in that regard, offer a three-fold service.

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

Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings. We currently do not have any plans to change our business model or the industry in which we operate.

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

Our independent auditors, Schumacher & Associates, Inc. Certified Public Accountants, state in their audit report, that since we have minimal business operations to date and losses to date of approximately $144,869, there is a substantial doubt that we will be able to continue as a going concern.

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

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol “DYMC”.
Fiscal Year Ended June 30, 2009

Quarter Ended	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
High	$2.15	$2.70	$1.20	$1.18
Low	$0.05	$0.65	$0.20	$0.07

Fiscal Year Ended June 30, 2008*

Quarter Ended	September 30, 2007	December 31, 2007	March 31, 2008**	June 30, 2008
High	$2.00	$1.96	$ 1.96	$0.05
Low	$1.96	$1.96	$1.96	$0.05
* On August 17, 2007, we obtained regulatory approval to post our common shares for trading on the OTC.BB.
** On March 18, 2008, we conducted a forward split of our stock at a ratio of 40:1.

(b)  Holders

As of September 23, 2009, there were approximately 78 holders of record of our common stock.

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

Not applicable.

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

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6.                      MANAGEMENT’S PLAN OF OPERATION.

We have generated only $41,854 in revenues from the sale of products since our inception.  The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our 10-Q filed May 14, 2009, our 10-Q filed February 13, 2009, our 10-Q filed November 13, 2008 and our 10-KSB annual report filed September 18, 2008.

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

Our first focus is to assist our clients in developing personalized security plans.  It is our management’s opinion that having a personalized security plan in place may help create an atmosphere of safety and may allow consumers the ability to conduct daily activities without undue worry and concern.  Our second focus is to source and market personal security products.  Our third focus is to provide personal protection on an as-needed basis. We currently do not have any plans to change our business model or the industry in which we operate.

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

We currently do not any have cash. However, our current officers and directors have personally committed to provide up to an aggregate amount of $20,000 in funds to meet our operational needs. We believe that with this commitment we have sufficient cash resources to satisfy our needs through the middle of March 2010.  Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

The recent and continuing downturn in the U.S. economy has had an effect on our ability to generate revenues and to attract long-term financing for our operations. The products that we offer could be viewed by many consumers as discretionary purchases and as such do not fit within consumers current budget restrictions, which have become much tighter due to the loss of jobs, job insecurity, the increase of foreclosures on residential homes and overall decreased economic activity. The downturn in the U.S. economy has also made it more difficult to find investors that either have capital to invest or are willing to put capital at risk by investing in our company. We anticipate that both effects of the current economic rescission will continue to hinder our abilities to become a profitable company and to grow our operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

At June 30, 2009, we had a working capital deficit of ($13,954), compared to working capital of $19,612 at June 30, 2008.  At June 30, 2009 our assets consisted of cash of $170, prepaid expenses of $679 and capital assets of $823. This compares to our assets as of June 30, 2008, consisting of cash of $26,903, prepaid expenses of $416 and capital assets of $2,442.

At June 30, 2009, our total current liabilities increased to $14,803 from $7,707 as at June 30, 2008.

We recognized $3,120 in revenue from the sale of security products and services for the year ended June 30, 2009.  Cost of goods sold for the year ended June 30, 2009 were $585, resulting in a gross profit of $2,535.  This compares with revenues from the sale of security products and services of $38,017 during the year ended June 30, 2008.  The cost of goods sold for the year ended June 30, 2008 was $28,700, resulting in a gross profit of $9,317.

We have recognized $41,854 in revenue from inception.  Our short and long term survival is dependent on funding from increased sales of inventory products and services, sales of securities as necessary or from shareholder loans.

Result of Operations

For the year ended June 30, 2009, operating expenses were $38,074 compared to $68,603 for the year end June 30, 2008.  The decrease of $30,529 was due to a decrease in our operational activities over the prior period.  Operating expenses for the year end June 30, 2009, consisted of professional fees of $28,009, office and administration costs of $5,522, training and consulting fees of $3,072 and depreciation and amortization totaling $1,471.  This compares with operating expenses for the year end June 30, 2008, consisting of professional fees of $23,978, marketing and travel costs of $23,567, office and administration costs of $10,528, training and consulting of $6,919 and depreciation and amortization totaling $3,611.

We recognized a loss on sale of assets of ($149) for the year ended June 30, 2009 compared with a gain on sale of assets of $244 and interest income of $668 from the prior year.

We posted a net loss of $35,688 for the year ended June 30, 2009, compared to a net loss of $58,374 for the year ended June 30, 2008.  From inception to June 30, 2009 we have incurred a net loss of $144,869.  The principal components of losses were professional fees of $84,355, marketing costs of $33,067, cost of goods sold of $30,035, office and administration expenses of $23,172, training and consulting fees of $10,191, organizational costs of $1,058, and depreciation and amortization of $6,133.

As of the date of this report, our net cash balance is approximately nil. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Our officers and directors have committed to provide up to $20,000 to meet our operational needs. We believe that such commitment is sufficient to carry our normal operations for the next six (6) or seven (7) months.  To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing, if require, will be available to us or, if available to us, on acceptable terms.

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

Off Balance Sheet Arrangements.

None.

ITEM 7.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-14 of this Form 10-K, and include (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Equity; and (4) Notes to Financial Statements.

DYNAMIC ALERT LIMITED

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JUNE 30, 2009

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Cash Flows	F-5

Statement of Stockholders’ Equity (Deficit)	F-6

Notes to Financial Statements	F-7 to F-10

Report of Independent Registered Public Accounting Firm

Board of Directors
Dynamic Alert Limited

We have audited the accompanying balance sheets of Dynamic Alert Limited as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Alert Limited as of June 30, 2009 and 2008 and the related statements of operations, and cash flows for the two years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $145,000, which raise substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also explained in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
what Littleton, CO 80122

September 21, 2009

DYNAMIC ALERT LIMITED

BALANCE SHEETS

	June 30, 2009	June 30, 2008

ASSETS

Current
Cash	$170	$26,903
Prepaid expenses	679	416
Total Current Assets	849	27,319

Computer Equipment, net of depreciation $2,879	823	2,056
Website Development,	-	386

TOTAL ASSETS	$1,672	$29,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Current
Accounts payable	$5,803	$1,207
Accrued liabilities	9,000	6,500
Total Current Liabilities	14,803	7,707

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share 250,000,000 common shares, par value $0.001 per share
Issued and outstanding:
80,000,000 common shares as at June 30, 2009 and June 30, 2008	80,000	80,000
Additional paid-in capital	45,585	45,000
Accumulated comprehensive income	6,153	6,235
Accumulated Deficit	(144,869)	(109,181)
Total Stockholders’ Equity (Deficit)	(13,131)	22,054

TOTAL LIABILITIES AND STOCKERHOLDERS’ EQUITY (DEFICIT)	$1,672	$29,761

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

STATEMENTS OF OPERATIONS

		Year Ended June 30, 2009		Year Ended June 30, 2008

Revenue		$3,120		$38,017

Cost of Goods Sold		585		28,700
		2,535		9,317
Expenses
Depreciation and amortization		1,471		3,611
Marketing and travel		-		23,567
Office and administration		5,522		10,528
Professional fees		28,009		23,978
Training and consulting		3,072		6,919
		38,074		68,603

Net Loss From Operations		(35,539)		(59,286)

Other Income and Expenses
Gain (loss) on disposal of assets		(149)		244
Interest income		-		668
		(149)		912

Net Loss For The Period		$(35,688)		$(58,374)

Basic And Diluted Loss Per Share	$	Nil	$	Nil

Weighted Average Number of Shares Outstanding		80,000,000		144,000,000

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

STATEMENTS OF CASH FLOWS

	Year ended June 30, 2009	Year ended June 30, 2008

Cash Flows from Operating Activities
Net loss for the period	$(35,688)	$(58,374)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Depreciation and amortization	1,471	3,611
(Gain) loss on disposition of assets	149	(243)
(Increase) in prepaid expenses	(263)	(416)
Increase (decrease) in accounts payable and accrued liabilities	7,096	(225)
Net Cash (Used in) Operating Activities	(27,235)	(55,647)

Cash Flows from Investing Activities
Additions to capital assets	-	(9,829)
Disposal of capital assets	-	13,500
Investment in note receivable	-	42,665
Net Cash Provided by Investing Activities	-	46,336

Cash Flows From Financing Activities
Increase in additional paid-in capital	585	-
Foreign currency translation adjustment	(83)	1,723
Net Cash Provided by Financing Activities	502	1,723
(Decrease) in Cash during the Period	(26,733)	(7,588)

Cash, Beginning Of Period	26,903	34,491

Cash, End Of Period	$170	$26,903

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

JUNE 30, 2009

			CAPITAL STOCK				ACCUMULATED
					ADDITIONAL		COMPRE-
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	HENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTAL

Balance, June 30, 2007	-	$-	176,000,000	$125,000	$-	$(50,807)	$4,512	$78,705

March 16, 2008 – Shares returned to treasury	-	-	(96,000,000)	(45,000)	45,000	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,723	1,723
Net loss for the year	-	-	-	-	-	(58,374)	-	(58,374)

Balance June 30, 2008	-	-	80,000,000	80,000	45,000	(109,181)	6,235	22,054

Foreign currency translation adjustment	-	-	-	-	-	-	(82)	(82)
Increase in additional paid-in capital	-	-	-	-	585	-	-	585
Net loss for the year	-	-	-	-	-	(35,688)	-	(35,688)

Balance, June 30, 2009	-	$-	80,000,000	$80,000	$45,585	$(144,869)	$6,153	$(13,131)

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

1.	NATURE AND CONTINUENCE OF OPERATIONS

a)	Organization
The Company was incorporated in the State of Nevada, United States of America, on June 17, 2004.  The Company’s year-end is June 30.

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

a)	Income Taxes
The Company uses the asset and liability method of accounting of income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

b)	Basic and Diluted Loss per Share
Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

c)	Estimated Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, consisting of cash, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

d)	Revenue Recognition
The company has had minimal revenue to date. It is the Company’s policy that revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

e)	Foreign Currency Translations
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

f)	Use of Estimates
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

g)	Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

h)	Computer Equipment
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
Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website are capitalized until initial implementation.  Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method.  Amortization expense for the years ended June 30, 2009 and 2008 was $237 and $317, respectively.   The website was not renewed during the year ended June 30, 2009 resulting in a loss on disposition of assets of $149.

j)	Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included with marketing and travel in the accompanying statements of operations.

k)	Concentrations
Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents.  At June 30, 2009, the Company had $170 US Funds in deposit in a business bank account which is not insured by agencies of the U.S. Government.

DYNAMIC ALERT LIMITED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

l)	Recent Accounting Pronouncements
There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

m)      Reclassification
Certain amounts previously reported have been reclassified to conform to current presentation.

n)	Other
The Company consists of one reportable business segment.
The Company paid no dividends during the periods presented.

3.	BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $145,000.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations.  The Company is seeking additional means of financing to fund its business plan.  There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

4.	EQUITY

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $.001 per share.  There were no issued and outstanding preferred shares as of June 30, 2009.

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. At June 30, 2009, there were 80,000,000 shares of common stock issued and outstanding.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2008	109,181	Various	27,295	(27,295)	(14,593)	-
June 30, 2009	144,869	Various	36,217	(36,217)	(8,922)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

6.	RELATED PARTY TRANSACTIONS

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

7.	SUBSEQUENT EVENTS

On July 10, 2009, the Company sold fixed assets with a net book value of $822 for cash of $1,200, resulting in a gain on sale of $378.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of June 30, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency.  The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

ITEM 8B.                      Other Information

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name                                           Age                                Offices Held
David R. Robinson                                           59                                Chairman of the Board, CEO
Donald Cameron                                                      52                                Director, President, Secretary, Treasurer

David R. Robinson, Chairman of the Board, CEO

David Russell Robinson, age 46, has spent the past 23 years working in both the investment and upstream petroleum businesses, and has been involved with major international petroleum projects ranging from the Sudan to Egypt to Kazakhstan, and elsewhere.  He is currently the President and Chief Executive Officer, as well as a director, of TSX Venture Exchange-listed Benchmark Energy Corporation since his appointments to such positions in January 2007, and from May 2005 to March 2006, he was Chief Executive Officer of AIM-listed Forum Energy PLC which is active in the Philippines. He is also a director of privately-held RadCan Energy Services Inc., of Calgary, Alberta. Mr. Robinson has a BSc (Geology) from the University of British Columbia, and an MBA from Queen’s University.

Donald Cameron, Director, President, Secretary and Treasurer

Mr. Cameron, age 52, has been engaged for the past twenty-five years as a senior executive involved in business development of companies in the oil and gas industry. From approximately May 2007 to current date, Mr. Cameron was the President/Chief Executive Officer of a private oil and gas company. Mr. Cameron had also been the chief executive officer of Sky Petroleum from approximately March 2005 through 2006. Mr. Cameron was also the president/chief executive officer of Camton Exploration Inc., a private oil and gas company, from approximately 2005 through May 2007. Previously, Mr. Cameron had been the vice president of development for the Calgary based oil and gas firm Yangarra Resources, Inc., where he had specialized in mergers, acquisitions and investment strategies. Among his prior achievements, Mr. Cameron was former senior vice president of development for Nova Scotia based Sobey's, a national conglomerate with annual sales in excess of $10 billion. In this senior position, Mr. Cameron was a key member of the leadership team responsible for profit and loss and achieving targets set for increased profitability and efficiency of diverse businesses. During this period, Mr. Cameron successfully spearheaded a three-year capital and business development plan valued at $350 million. Mr. Cameron previously served as a director of Calgary based oil and gas firms Entrada Energy Inc. and TriOil Ltd. Mr. Cameron holds a Bachelor of Arts degree in Economics and Business from Queen's University, Kingston, Ontario, Canada.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended June 30, 2009, there were no filing delinquencies.

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

ITEM 10                      EXECUTIVE COMPENSATION.

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

The following table sets forth certain information, as of July 31, 2009, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of September 23, 2009, there were 80,000,000 shares of Common Stock outstanding.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class1
Common	David R. Robinson Chairman of the Board, CEO 1113 Laval Ave S.W. Calgary, Alberta Canada T2T 1L2	-0-	0%
Common	Donald Cameron Director, President, Secretary, Treasurer 943-38th Ave N.W. Calgary, Alberta Canada T2T 2J3	44,000,000	55%
Common	Significant shareholders, directors and officers as a group (3)	44,000,000	55%
 (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

We have not sold any securities within the past three (3) years without registering the securities under the Securities Act of 1933.

ITEM 13.                      EXHIBITS

Exhibit Index

3.1                      Articles of Incorporation*
3.2                      By-laws*
31.1                      Section 302 Certification – Chief Executive Officer
31.2                      Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*Incorporated by reference to our SB2 Registration Statement, file number 333-119566, filed on October 30, 2006.

TEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, Schumacher & Associates, Inc., during the years ended June 30, 2009 and 2008, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year was $10,050 and $8,250, respectively.

Audit Related Fees.

We incurred nil to auditors for audit related fees during the fiscal years ended June 30, 2008 and 2007.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended June 30, 2009 and 2008.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2009 and 2008.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of October, 2009.

DYNAMIC ALERT LIMITED

Date: October 8, 2009                                                                By: /s/ David Robinson

Name: David Robinson
Title: Chairman of the Board/Chief Executive Officer, principal executive officer

Date: October 8, 2009                                                                By: /s/ Donald Cameron

Name: Donald Cameron
Title: Secretary, Treasurer, principal financial officer and principal accounting officer