Form 10-Q
period 2009-09-30
DYNAMIC ALERT LTD
filed 2009-11-13
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[  ]                      TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-119566

DYNAMIC ALERT LIMITED
 (Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1414 Eighth Street S.W., Suite 260, Calgary, Alberta T2R 1J6, Canada
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (403) 399-9047

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

Larger accelerated filer                                                                                     Accelerated filer
Non-accelerated filer                                                                                     Smaller reporting company X

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X

Number of shares outstanding of the registrant’s class of common stock as of November 5, 2009: 80,000,000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements                                                      (Unaudited)                                                                       Page

Balance Sheets	F-2

Interim Statements of Operations	F-3

Interim Statements of Cash Flows	F-4

Interim Statement of Changes in Stockholders’ (Deficit)	F-5

Notes to Interim Financial Statements	F-6 to F-7

Item 2.  Management’s Discussion and Analysis                                                                                                                     10

Item 3.  Quantitative and Qualitative Disclosure about Market Rick                                                                                     11

Item 4.  Controls and Procedures                                                                                                                                                 11

Item 4(A) T.  Controls and Procedures                                                                                                                                        11

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                                                                                               12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable                                                     12

Item 3.  Defaults upon Senior Securities – Not Applicable                                                                                                       12

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable                                                                   12

Item 5.  Other Information                                                                                                                                                                12

Item 6.  Exhibits                                                                                                                                                                                 12

SIGNATURES                                                                                                                                                                                   13

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

DYNAMIC ALERT LIMITED

INTERIM FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Page

Financial Statements:

Balance Sheets	F-2

Interim Statements of Operations	F-3

Interim Statements of Cash Flows	F-4

Interim Statement of Changes in Stockholders’ (Deficit)	F-5

Notes to Interim Financial Statements	F-6 to F7

DYNAMIC ALERT LIMITED

BALANCE SHEETS

	September 30, 2009 (Unaudited)	June 30, 2009 (See Note 1)

ASSETS

Current
Cash	$-	$170
Prepaid expenses	2,006	679
Total Current Assets	2,006	849

Computer Equipment	-	823

TOTAL ASSETS	$2,006	$1,672

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES

Current
Accounts payable	$1,550	$5,803
Accrued liabilities	9,100	9,000
Total Current Liabilities	10,650	14,803

STOCKHOLDERS’ (DEFICIT)

Capital Stock
Authorized:
250,000,000 common shares, par value $0.001 per share 10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
80,000,000 common shares	80,000	80,000
Additional paid-in capital	51,185	45,585
Accumulated comprehensive income	6,153	6,153
Accumulated (Deficit)	(145,982)	(144,869)
Total Stockholders’ (Deficit)	(8,644)	(13,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,006	$1,672

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

		Three-month Period ending September 30, 2009		Three-month Period ending September 30, 2008

Revenue		$3,840		$-
		3,840		-
Expenses
Depreciation and amortization		-		388
Office and administration		512		4,066
Professional Fees		4,818		9,137
		5,330		13,591

Net (Loss) from Operations		(1,490)		(13,591)

Other Income and Expenses
Gain on sale of assets		377		-
		377		-

Net (Loss) For The Period		$(1,113)		$(13,591)

Basic And Diluted Loss Per Share	$	Nil	$	Nil

Weighted Average Number of Shares Outstanding		80,000,000		80,000,000

The accompanying notes are an integral part of these statements.

 DYNAMIC ALERT LIMITED

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-month period ending September 30, 2009	Three-month period ending September 30, 2008

Cash Flows from Operating Activities
Net (loss) for the period	$(1,113)	$(13,591)

Adjustments to Reconcile Net Profit (Loss) to Net Cash Provided by (Used in) Operating Activities
Gain on sale of assets	(377)	-
Prepaid expenses	(1,327)	125
Depreciation and amortization	-	387
Accounts payable and accrued liabilities	(4,153)	2,394
Net Cash (Used in) Operating Activities	(6,970)	(10,685)

Cash Flows from Investing Activities
Disposal of capital assets	1,200	-
Net Cash Provided by Investing Activities	1,200	-

Cash Flows From Financing Activities
Increase in additional paid-in capital	5,600
Foreign currency translation adjustment	-	(19)
Net Cash Provided by (Used in) Financing Activities	5,600	(19)
(Decrease) in Cash during the Period	(170)	(10,704)

Cash, Beginning Of Period	170	26,903

Cash, End Of Period	$-	$16,199

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from July 1, 2008 to September 30, 2009
			CAPITAL STOCK				ACCUMULATED
					ADDITIONAL		COMPRE-
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	HENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	INCOME (LOSS)	TOTAL

Balance, July 1, 2008	-	$-	80,000,000	$80,000	$45,000	$(109,181)	$6,235	$22,054

Foreign currency translation adjustment	-	-	-	-	-	-	(82)	(82)
Increase in additional paid-in capital	-	-	-		585	-	-	585

Net loss for the year	-	-	-	-	-	(35,688)	-	(35,688)

Balance June 30, 2009	-	-	80,000,000	80,000	45,585	(144,869)	6,153	(13,131)

Increase in additional paid-in capital	-	-	-		5,600	-		5,600

Net (loss) for the period	-	-	-	-	-	(1,113)	-	(1,113)

Balance, September 30, 2009	-	$-	80,000,000	$80,000	$51,185	$(145,982)	$6,153	$(8,644)

The accompanying notes are an integral part of these statements.

DYNAMIC ALERT LIMITED

NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1                 Basis of Presentation

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Dynamic Alert Limited’s audited June 30, 2009 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with Dynamic Alert Limited’s June 30, 2009 audited financial statements.

The information as of June 30, 2009 is taken from the audited financial statements of this date.

Note 2                 Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  However, the Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $146,000.  These matters raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company is seeking additional means of financing to fund its business plan.  There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

Note 3                 Income Taxes

We are subject to U.S. federal income taxes.  We have had losses to date, and therefore, have paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carryforwards.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carryforwards.  The net operating loss carry forward, if not used, will expire in various years through 2009.  NOL carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2009	144,869	Various	36,217	(36,217)	(8,922)	—
September 30, 2009	145,982	Various	36,496	(36,496)	(279)	-

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carryforwards	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

Note 4                 Sale of Assets

On July 10, 2009, the Company sold fixed assets with a net book value of $822 for cash of $1,200, resulting in a gain on sale of $377.

DYNAMIC ALERT LIMITED

NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incorporated as Dynamic Alert Limited (referred to herein as “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada.  Our principal executive offices are located at 1414 Eighth Street S.W., Suite 260, Calgary, Alberta T2R 1J6, Canada.  Our telephone number is (403)399-9047,  Our fiscal year end is June 30.

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

Material Changes in Financial Condition

At September 30, 2009, we had a working capital deficit of ($8,644), compared to a working capital deficit of ($13,954), at June 30, 2009.  At September 30, 2009, our total assets consisted of prepaid expenses of $2,006.  This compares with total assets at June 30, 2009 consisting of cash of $170, prepaid expenses of $679 and capital assets of $823.

At September 30, 2009, our total current liabilities decreased to $10,650 from $14,803 at June 30, 2009.  During the 3 months ended September 30, 2009, accounts payable and accrued liabilities decreased by $4,153.

We recognized $3,840 in revenues from operations during the three months ending September 30, 2009.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

As we do not have an existing cash balance, we do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

The recent and continuing downturn in the U.S. economy has had an effect on our ability to generate revenues and to attract long-term financing for our operations. The products that we offer could be viewed by many consumers as discretionary purchases and as such do not fit within consumers current budget restrictions, which have become much tighter due to the loss of jobs, job insecurity, the increase of foreclosures on residential homes and overall decreased economic activity. The downturn in the U.S. economy has also made it more difficult to find investors that either have capital to invest or are willing to put capital at risk by investing in our company. We anticipate that both effects of the current economic rescission will continue to hinder our abilities to become a profitable company and to grow our operations

Material Changes in Results of Operations

For The Three Months Ended September 30, 2009, Compared To The Three Months Ended September 30, 2008.

We recognized $3,840 in revenues from the sale of security products and services during the three months ending September 30, 2009.  This compares with nil revenues during the three months ended September 30, 2008.  The increase in our revenue was due to an increase in our operational activities over the prior period.

For the three months ended September 30, 2009, operating expenses were $5,330 compared to $13,591 during the three months ended September 30, 2008.  The decrease was principally due to a decrease in our professional fees and our office and administration costs from the prior period.

Operating expenses during the three months ended September 30, 2009, consisted of professional fees of $4,818, office and administration expenses of $512, compared to professional fees of $9,137, office and administration cost of $4,066 and depreciation and amortization costs of $388 for the quarter ended September 30, 2008.

During the three month period ended September 30, 2009, we recognized a net loss from operations of $1,113 compared to a net loss from operations of $13,591 for the three-month period ended September 30, 2008.  The decreased loss of $12,478 was due to an increase in our operational activities over the prior period as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2009.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

•
The Company uses accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.2                     CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
32.2                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
*  Incorporated by reference to our SB-2 Registration Statement, file number 333-119566, filed on October 30, 2006.

DYNAMIC ALERT LIMITED

NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November, 2009.

DYNAMIC ALERT LIMITED

Date: November 12, 2009                                    By: /s/ David Robinson

Name: David Robinson
Title: Chairman of the Board/Chief Executive Officer, principal executive officer

Date: November 12, 2009                                    By: /s/ Donald Cameron

Name: Donald Cameron
Title: Secretary, Treasurer, principal financial officer and principal accounting officer