Form 10-Q
period 2009-12-31
DYNAMIC ALERT LTD
filed 2010-02-16
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

11622 El Camino Real, Suite 204, San Diego, California 92160
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (888) 675-0888

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
Yes     No  X

Number of shares outstanding of the registrant’s class of common stock as of January 31, 2010: 80,000,000

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                                                           (Unaudited)                                                                              Page

Consolidated Balance Sheets	F-2

Interim Consolidated Statements of Operations	F-3

Interim Consolidated Statements of Cash Flows	F-4 to F-5

Interim Consolidated Statement of Stockholders’ (Deficit)	F-6

Notes to Interim Consolidated Financial Statements	F-7 to F-9

Item 2.  Management’s Discussion and Analysis                                                                                                                                               11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                                                                                                                       12

Item 4.  Controls and Procedures                                                                                                                                                   13

Item 4(A) T.  Controls and Procedures                                                                                                                                                  13

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                                                                                                                13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable                                                                                                                                                  13

Item 3.  Defaults upon Senior Securities – Not Applicable                                                                                                                                           13

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable                                                                                                                                       14

Item 5.  Other Information                                                                                                                                                   14

Item6.  Exhibits                                                                                                                                                        16
SIGNATURES                                                                                                                                                          17

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

DYNAMIC ALERT LIMITED

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Unaudited)

Page

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Interim Consolidated Statements of Operations	F-3 to F-4

Interim Consolidated Statements of Cash Flows	F-5

Interim Consolidated Statement of Stockholders’ (Deficit)	F-6

Notes to Interim Consolidated Financial Statements	F-7 to F9

DYNAMIC ALERT LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (Unaudited)	June 30, 2009 (See Note 1)

ASSETS

Current
Cash	$-	$170
Prepaid expenses	233	679
Total Current Assets	233	849

Computer Equipment	-	823
Notes Receivable – (Note 4)	481,758	-

TOTAL ASSETS	$481,991	$1,672

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES

Current
Accounts payable	$27,928	$5,803
Accrued liabilities	14,500	9,000
Advances payable (Note 5)	495,185	-
Accounts payable, related parties (Note 6)	7,500	-
Total Current Liabilities	545,113	14,803

TOTAL LIABILITIES	545,113	14,803

STOCKHOLDERS’ (DEFICIT)

Capital Stock
Authorized:
250,000,000 common shares, par value $0.001 per share 10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
80,000,000 common shares	80,000	80,000
Additional paid-in capital	66,435	45,585
Accumulated comprehensive income	6,153	6,153
Accumulated (Deficit)	(215,710)	(144,869)
Total Stockholders’ (Deficit)	(63,122)	(13,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$481,991	$1,672

The accompanying notes are an integral part of these consolidated statements.

DYNAMIC ALERT LIMITED

 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three-month Period ending December 31, 2009		Three-month Period ending December 31, 2008

Revenue		$-		$-
		-		-
Expenses
Depreciation and amortization		-		388
Marketing and travel		1,775		-
Office and administration		4,667		339
Professional Fees		40,786		3,245
Training and consulting		22,500		3,072
		69,728		7,044

Net (Loss) from Operations		(69,728)		(7,044)

Other Income and Expenses
Gain on sale of assets		-		-
		-		-

Net (Loss) For The Period		$(69,728)		$(7,044)

Basic And Diluted Loss Per Share	$	Nil	$	Nil

Weighted Average Number of Shares Outstanding		80,000,000		80,000,000

The accompanying notes are an integral part of these consolidated statements.

DYNAMIC ALERT LIMITED

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Six-month Period ending December 31, 2009		Six-month Period ending December 31, 2008

Revenue		$3,840		$-
		3,840		-
Expenses
Depreciation and amortization		-		775
Marketing and travel		1,775		-
Office and administration		5,179		4,406
Professional Fees		45,604		12,382
Consulting		22,500		3,072
		75,058		20,635

Net (Loss) from Operations		(71,218)		(20,635)

Other Income and Expenses
Gain on sale of assets		377		-
		377		-

Net (Loss) For The Period		$(70,841)		$(20,635)

Basic And Diluted Loss Per Share	$	Nil	$	Nil

Weighted Average Number of Shares Outstanding		80,000,000		80,000,000

The accompanying notes are an integral part of these consolidated statements.

DYNAMIC ALERT LIMITED

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ending December 31, 2009	Six-month period ending December 31, 2008

Cash Flows from Operating Activities
Net (loss) for the period	$(70,841)	$(20,635)

Adjustments to Reconcile Net Profit (Loss) to Net Cash Provided by (Used in) Operating Activities
Gain on sale of assets	(377)	-
Prepaid expenses	446	(438)
Depreciation and amortization	-	775
Accounts payable and accrued liabilities	35,125	(5,112)
Net Cash (Used in) Operating Activities	(35,647)	(25,410)

Cash Flows from Investing Activities
Note receivables	(481,758)	-
Disposal of capital assets	1,200	-
Net Cash Provided by Investing Activities	(480,558)	-

Cash Flows From Financing Activities
Increase in additional paid-in capital	20,850	-
Increase in advances payable	495,185	-
Foreign currency translation adjustment	-	(77)
Net Cash Provided by (Used in) Financing Activities	516,035	(77)
(Decrease) in Cash during the Period	(170)	(25,487)

Cash, Beginning Of Period	170	26,903

Cash, End Of Period	$-	$1,416

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated statements.

DYNAMIC ALERT LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the Period from July 1, 2008 to December 31, 2009
			CAPITAL STOCK				ACCUMULATED
					ADDITIONAL		COMPRE-
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	HENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	INCOME (LOSS)	TOTAL

Balance, July 1, 2008	-	$-	80,000,000	$80,000	$45,000	$(109,181)	$6,235	$22,054

Foreign currency translation adjustment	-	-	-	-	-	-	(82)	(82)
Increase in additional paid-in capital	-	-	-		585	-	-	585

Net loss for the year	-	-	-	-	-	(35,688)	-	(35,688)

Balance June 30, 2009	-	-	80,000,000	80,000	45,585	(144,869)	6,153	(13,131)

Increase in additional paid-in capital	-	-	-		20,850	-		20,850

Net (loss) for the period	-	-	-	-	-	(70,841)	-	(70,841)

Balance, December 31, 2009	-	$-	80,000,000	$80,000	$66,435	$(215,710)	$6,153	$(63,122)

The accompanying notes are an integral part of these consolidated statements.

DYNAMIC ALERT LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

Note 1                 Basis of Presentation

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented.  Except as disclosed below, these interim consolidated financial statements follow the same accounting policies and methods of their application as Dynamic Alert Limited’s audited June 30, 2009 annual financial statements.  It is suggested that these interim consolidated financial statements be read in conjunction with Dynamic Alert Limited’s June 30, 2009 audited financial statements.

The information as of June 30, 2009 is taken from the audited financial statements of this date.

Note 2                 Basis of Presentation – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  However, the Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $216,000.  These matters raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company is seeking additional means of financing to fund its business plan.  There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from these uncertainties.

Note 3                 Income Taxes

We are subject to U.S. federal income taxes.  We have had losses to date, and therefore, have paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry forwards.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry forwards.  The net operating loss carry forward, if not used, will expire in various years through 2009.  NOL carry forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2009	144,869	Various	36,217	(36,217)	(8,922)	—
December 31, 2009	215,710	Various	53,927	(53,927)	(17,710)	-

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry forwards	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

Note 4                 Notes Receivable

The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures as described below.  The book value of these financial instruments is representative of their fair values. These notes are for funds advanced to Rusheen Handels AG, a Swiss corporation ("Rusheen"), whom the Company is in negotiations with a doing a due diligence to acquire Rusheen’s 99% interest in its Brazilian subsidiary Amazônia Capital e Participações Ltda. (“ACP”)

As of December 31, 2009, the company had a total of $481,758 invested in notes receivable.  The note is uncollateralized.  Effective January 2, 2010, the notes receivable will bear interest at 12 % with no set maturity date.  Interest will be accrued at 12% per annum, calculated monthly and compounded on the notes receivable as earned. No imputed interest was recorded as of December 31, 2009 because the amount was considered immaterial.

The Company will maintain a valuation for certain loans that are delinquent, have significant collateral deficiencies or have other attributes that reduce their collectability potential.  The valuation account is netted against notes receivable.  At December 31, 2009, management determined that no allowance was necessary.

Note 5                 Advances Payable

As of December 31, 2009, the company had a total of $495,185 in advances payable that were uncollateralized.  Subsequent to December 31, 2009 $477,000 of the advances payable were collateralized with convertible promissory notes, bearing interest at 12% per annum, and due in full July 2011. No imputed interest was recorded as of December 31, 2009 because the amount was considered immaterial.

The face amount of convertible promissory notes and all interest accrued thereon may be converted, in whole or in part, any time following the Issuance Date in Holder’s sole discretion. Upon receipt the Company shall instruct the transfer agent to deliver stock certificates representing the number of shares of Common Stock issuable upon such conversion, as applicable.  The holder of convertible promissory notes, is entitled to convert the face amount of such notes at anytime following the Issuance Date at the lesser of either $1.00 per share or the average weighted trading price for the 20-day period prior to the Conversion Date.

Note 6                 Accounts payable, related parties

As of December 31, 2009, the company had a total of $7,500 in accounts payable to its officers for consulting fees.

Note 7                 Subsidiary

On December 22, 2009, Brazil Gold Corp was formed and is a wholly owned subsidiary of Dynamic Alert Limited.  As of December 31, 2009, Brazil Gold Corp was dormant.  All inter-company balances have been offset.

Note 8                 Subsequent Events

On November 13, 2009, the Company entered into a Letter of Intent with Rusheen Handels AG, a Swiss corporation ("Rusheen") for the acquisition by the Company of Rusheen's 99% ownership interest in its Brazilian subsidiary Amazônia Capital e Participações Ltda. (“ACP”) in exchange for (a) 44 million restricted shares of the Company's common stock and a 2.5% net smelter return royalty on mineral production from ACP mineral claims located in Brazil. ACP, the owner of numerous poly-metallic mineral claims covering approximately 824,411 hectares (2,037,119 acres) in three states in the prolific Tapajos Greenstone Belt in the Amazon Basin of Brazil. The primary mineral target is gold, but copper, nickel, iron ore, manganese and tin are also found in the area. The legal claims are located in three western states: Amazonas, Mato Grosso and Rondonia.

The consideration payable to Rusheen for transfer of the ACP ownership stake is 44 million restricted shares in the common stock of the Company, and a 2.5% NSR on mineral production from the ACP claims. The Acquisition is subject to entering into a definitive acquisition agreement and to certain conditions of closing such as due diligence and the approval of each of Rusheen's and the Company's board of directors.

If the business combination is completed this will result in a change of control of the Company/

On January 7, 2010, the Board of Directors of Dynamic Alert Limited adopted a 2010 Stock Option Plan, which plan authorizes the issuance of up to ten percent (10%) of the Company’s total issued and outstanding shares of common stock to the Company’s officers, directors, employees, advisors and consultants.

On January 7, 2010, the Company’s Board of Directors also granted to officers and directors under the above plan options to purchase a total of 2.75 million shares at an exercise price per share of $0.56

The Company has evaluated all subsequent events through February 16, 2010, the date the financial statements were available to be issued.

DYNAMIC ALERT LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incorporated as Dynamic Alert Limited (referred to herein as “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada.  Our principal executive offices have moved and are now located at 11622 El Camino Real, Suite 204, San Diego, California 92160.  Our telephone number is (888) 675-0888,  Our fiscal year end is June 30.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Over the last two (2) years, we have continued to build a business that assists consumers with their security needs.  Our goal has been to help our customers create and implement a personalized security plan.  We offer a three-fold service. Our first focus was to assist our clients in developing personalized security plans.  Our second focus is to source and market personal security products.  Our third focus is to provide personal protection on an as-needed basis.  We are actively seeking to add new products and/or services that we can offer.  A new marketing strategy will be developed as new products and services are identified. For the immediate quarter, we are continuing with our initial core business in marketing security products.

However, we believe that we need to enlarge our business activity.  Therefore, we will continue to review opportunities with the objective of bringing additional revenue to the Company.

It is for this reason that on November 13, 2009, the Company entered into a Letter of Intent with Rusheen Handels AG, a Swiss corporation ("Rusheen") for the acquisition by the Company of Rusheen's 99% ownership interest in its Brazilian subsidiary Amazônia Capital e Participações Ltda. (“ACP”) in exchange for (a) 44 million restricted shares of the Company's common stock and a 2.5% net smelter return royalty on mineral production from ACP mineral claims located in Brazil. ACP the owner of numerous poly-metallic mineral claims covering approximately 824,411 hectares (2,037,119 acres) in three states in the prolific Tapajos Greenstone Belt in the Amazon Basin of Brazil. The primary mineral target is gold, but copper, nickel, iron ore, manganese and tin are also found in the area. The legal claims are located in three western states: Amazonas, Mato Grosso and Rondonia.

The consideration payable to Rusheen for transfer of the ACP ownership stake is 44 million restricted shares in the common stock of the Company, and a 2.5% NSR on mineral production from the ACP claims. The Acquisition is subject to entering into a definitive acquisition agreement and to certain conditions of closing such as due diligence and the approval of each of Rusheen's and the Company's board of directors.

The agreement to acquire Rusheen's ownership interest in ACP is contingent on the parties entering into a written definitive acquisition agreement, approval by both parties' board of directors and upon the completion of a due diligence investigation by each party.

Material Changes in Financial Condition

At December 31, 2009, we had a working capital deficit of ($544,880), compared to a working capital deficit of ($13,954), at June 30, 2009.  At December 31, 2009, our total assets consisted of notes receivable of $481,758 and prepaid expenses of $233.  This compares with total assets at June 30, 2009 consisting of cash of $170, prepaid expenses of $679 and capital assets of $823. These material changes have arisen  as a result of the Company having raised funds in the form of uncollateralized loans, which subsequent to December 31, 2009 $477,000 of the advances payable were collateralized with convertible promissory notes, bearing interest at 12% per annum, and due in full July 2011.  Refer to note 4 above.

These funds advanced to Rusheen, a Swiss corporation, whom the Company is in negotiations with and doing a due diligence to acquire Rusheen’s 99% interest in its Brazilian subsidiary Amazônia Capital e Participações Ltda. (“ACP”), so that ACP has working capital to fund its property taxes and on-going expenses to ensure it retains such mineral rights.  Refer to note 4 above.

At December 31, 2009, our total current liabilities increased to $545,113 from $14,803 at June 30, 2009.  During the 6 months ended December 31, 2009, accounts payable, accrued liabilities, and advances payable increased by $530,310.

We recognized $3,840 in revenues from operations during the six months ending December 31, 2009.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

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

Material Changes in Results of Operations

For The Three Months Ended December 31, 2009, Compared To The Three Months Ended December 31, 2008.

There were no revenues from the sale of security products and services during the three months ending December 31, 2009, which is consistent with nil revenues during the three months ended December 31, 2008.

For the three months ended December 31, 2009, operating expenses were $69,728 compared to $7,044 during the three months ended December 31, 2008.  The increase was principally due to a increase in our professional  and consulting fees  for due diligence work being carried out on the ACP operations in Brazil.

Operating expenses during the three months ended December 31, 2009, consisted of professional fees of $40,786, (2008: $3,245)  consulting fees of $22,500 (2008: $3,072) office and administration expenses of $4,667, (2008: $339) and travel expenses $1,775.

During the three month period ended December 31, 2009, we recognized a net loss from operations of $69,728 compared to a net loss from operations of $7,044 for the three-month period ended December 31, 2008.  The increased loss of $62,684 was due to an increase in our activities over the prior period as discussed above.

For The Six Months Ended December 31, 2009, Compared To The Six Months Ended December 31, 2008.

There was $3,840 revenue from the sale of security products and services during the six months ending December 31, 2009, compared to nil revenues during the six months ended December 31, 2008.

For the six months ended December 31, 2009, operating expenses were $75,058 compared to $20,635 during the six months ended December 31, 2008.  The increase was principally due to a increase in our professional  and consulting fees  for due diligence work being carried out on the ACP operations in Brazil.

Operating expenses during the six months ended December 31, 2009, consisted of professional fees of $45,604, (2008: $12,382)  consulting fees of $22,500 (2008: $3,072) office and administration expenses of $5,179, (2008: $4,406) and travel expenses $1,775.

During the six month period ended December 31, 2009, we recognized a net loss from operations of $71,218 compared to a net loss from operations of $20,635 for the six month period ended December 31, 2008.  The increase loss of $50,583 was due to an increase in our activities over the prior period as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended December 31, 2009.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

On November 13, 2009, the Company's Board of Directors elected Dr. Thomas E. Sawyer as a member of the Company's Board of Directors (the "Board").  Dr. Sawyer was also appointed as the Company's Chief Executive Officer, Secretary and Treasurer.

Following the election of Dr. Sawyer to the Board, the Company received the written resignation of Mr. David Robinson as a member of the Board and as an officer of the Company.

Dr. Sawyer, 76, has been Senior Scientific advisor to three US Presidents.  He has been an innovator and entrepreneur in telecom hardware.  Since 2007, he has been the Chairman of the Board and CEO of Innova Enterprises, Inc., of Sandy, Utah, a company that develops oil purification technology to reduce waste oil and extend useful life of engines and engine components.  From 2002 through 2005, he was President and Chief Executive Officer of TeleCom, Inc.  From 1998 through 2002, Dr. Sawyer served as Director and Chief Technology Officer of Global Light Telecommunications, Inc.  He has also been the President and Chief Executive Officer of Sawyer Technologies, LLC, since 2002, which provides consulting services for international high net worth entities and individuals, projects in the fields of mining, gas and oil, telecommunications, green energy and clean technologies and health care.

Dr. Sawyer obtained a B.Sc. (Engineering) from UCLA, a M.A. (Business and Urban Affairs) from Occidental College, a Ph.D. (Clinical Psychology) from Florida State and a Ph.D. (Management) from Walden University.  He performed Graduate Research (Public Affairs) at Coro Foundation and has completed other graduate studies at the University of Utah, the University of Southern California and California Institute of Technology.

On December 4, 2009, Dynamic Alert Ltd. (the "Company") received the resignation of Mr. Donald Cameron from its Board of Directors and also as the Company's Secretary and Treasurer, effective immediately.

On December 8, 2009, the Company's Board of Directors appointed Mr. J. Roland Vetter, CA as the Company's Chief Financial Officer.

Mr. Vetter, 58, is a senior executive with a significant background in mergers and acquisitions and in growing start-up companies, particularly in the mining, manufacturing and technology sectors.  He has considerable experience in the mining sector in both North & South America (Mexico & Brazil).

Since 2008, Mr. Vetter has been a non-executive director and the Chair of the audit committee of Golden Phoenix Mining Inc, a publicly-traded Nevada-based mining exploration company.  From 2005 to 2008, he was named President & CFO of International Gold Resources, Inc. a US-listed company, after structuring the successful reverse take-over of a private US mining group with exploration interests in Brazil and the Yukon.  From 1998 to 2003, he was the President, CFO and director of Cardinal Minerals Inc., a US mining group seeking to acquire a producing silver/copper mine in Mexico, and the Chief Financial Officer of Globetech Ventures Corp, a TSX-listed company with mining exploration operations in Amapa state in Brazil.  Prior to 1998, Mr. Vetter was Financial Services Director for the Zimco Group, part of the New Mining Business Division of Anglo American Corporation and a former Chairman of the Anglo American Audit Liaison Committee. The Zimco Group comprised twelve distinct operations involved in mining and manufacturing. During his Zimco tenure, he served on the board of directors of Darmag Ltd., and was Strategic Advisor to the Zaaiplaats Tin Mine Ltd., both Zimco Group publicly-listed companies.

Mr. Vetter was born and educated in Johannesburg, South Africa, and attended the University of the Witwatersrand in South Africa, where he obtained his Bachelor of Commerce and Bachelor of Accounting degrees.  He is a Member of both the Canadian and South African Institute of Chartered Accountants.

On December 21, 2009, Board of Directors of Dynamic Alert Limited (the "Company") appointed Mr. Phillip Jennings Vice President Business Development and elected him as a Member of the Company's Board of Directors.
Mr. Jennings, 68, is an investment banker with significant experience in financing and merger and acquisition activities over the past thirty years.  He has created and financed companies in the resource and technology sectors in Asia and South America, as well as the U.S.  Throughout his career, Mr. Jennings has been a leader in applying new technology to existing businesses to increase efficiency and profitability.

In 1992, Mr. Jennings was CEO and founder of Teleres, a joint venture with Dow Jones & Co. and AEGON USA that created the first national online real estate system.  In 1997, he created a similar company in China (Soufun.com) which has grown to be the largest in the world in that industry.  He has significant experience and connections in the South American resource business where, since 2001, he has been involved in using tertiary recovery technology methodology in oil and gas exploration in Colombia.  His time in South America led him to become the founder of two ventures using leading-edge technology to identify and map landmines and to distribute water-purifying devices to local communities in Colombia that have been negatively affected by war and the accompanying explosive remnants of such conflict.  To enhance those efforts, he recently co-founded Molecular Resonance Corporation (MRC) to research and develop an electromagnetic spectroscopy system for the airborne detection of Improvised Explosive Devices using sensors developed by Lawrence Livermore National Laboratory combined with MRC proprietary technology.  Mr. Jennings is also the founder of Brazil Gold Corporation, a US-based privately-held mineral exploration company active in South America.  He currently sits on the board of directors of quant fund managers First Forge Capital LLC, and is a member of the board of directors and the CEO of Avalon Holding Group Inc., an SEC-listed company.

Mr. Jennings was born and educated in the United States, graduating from Oklahoma State University with a degree in Business Administration.  He attended the University of Mexico for graduate studies.  He is a former U.S. Marine Captain.

F-

DYNAMIC ALERT LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

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
31.2                     CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
32.2                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
*  Incorporated by reference to our SB-2 Registration Statement, file number 333-119566, filed on October 30, 2006.

DYNAMIC ALERT LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of February, 2010.

DYNAMIC ALERT LIMITED

Date: February 16, 2010                                                      By: /s/ Dr. Thomas E. Sawyer
Name: Dr. Thomas E. Sawyer
Title: Chairman of the Board/Chief Executive Officer, principal executive officer and Secretary

Date: February 16, 2010                                                      By: /s/ J Roland Vetter

Name: J Roland Vetter
Title: Chief Financial Officer/Principal Financial Officer, principal accounting officer