Form 10-Q
period 2010-03-31
BRAZIL GOLD CORP.
filed 2010-05-17
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[  ]                      TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-119566

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

 (Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

800 Bellevue Way, Suite 400, Bellevue, WA, USA 98004
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (425) 637-3080

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
Yes     No  X

Number of shares outstanding of the registrant’s class of common stock as of May 13, 2010: 80,000,000

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

BRAZIL GOLD CORP.
(Formerly Dynamic Alert Limited)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Page

Financial Statements:

Balance Sheets	F-2

Interim Statements of Operations	F-3 to F-4

Interim Statements of Cash Flows	F-5

Interim Statement of Stockholders’ (Deficit)	F-6

Notes to Interim Financial Statements	F-7 to F11

BRAZIL GOLD CORP.
(Formerly Dynamic Alert Limited)

(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010 (Unaudited)	June 30, 2009 (See Note 1)

ASSETS

Current
Cash	$-	$170
Prepaid expenses	125	679
Advances receivable (Note 4)	14,357	-
Total Current Assets	14,482	849

Computer Equipment	-	823
Website Developments costs	1,000	-
Note Receivable – (Note 5)	841,150	-

TOTAL ASSETS	$856,632	$1,672

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES

Current
Accounts payable	$57,923	$5,803
Accrued liabilities	23,700	9,000
Advances payable (Note 6)	66,461	-
Accounts payable, related parties (Note 7)	60,000	-
Convertible debenture – net of discount (Note 8)	830,237
Total Current Liabilities	1,038,321	14,803

TOTAL LIABILITIES	1,038,321	14,803

STOCKHOLDERS’ (DEFICIT)

Capital Stock
Authorized:
250,000,000 common shares, par value $0.001 per share 10,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
80,000,000 common shares	80,000	80,000
Additional paid-in capital	464,892	45,585
Accumulated comprehensive income	6,153	6,153
Accumulated (Deficit)	(215,710)	(144,869)
Accumulated (Deficit) during Development Stage	(517,024)	-
Total Stockholders’ (Deficit)	(181,689)	(13,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$856,632	$1,672

BRAZIL GOLD CORP.
(Formerly Dynamic Alert Limited)

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three-month Period ending March 31, 2010		Three-month Period ending March 31, 2009

Revenue	$-		$-
	-		-
Expenses
Marketing and travel	3,951		-
Office and administration	10,185		312
Professional Fees	19,121		3,475
Consulting	96,223		-
Stock based compensation	385,362		-
Beneficial conversion feature	2,182		-
	517,024		3,787

Net Operating Loss	(517,024)		(3,787)

Other Income and (Expenses)
Interest Income	19,150		-
Interest Expense	(19,150)		-
Gain on sale of assets	-		-
	-		-

Net (Loss) from Continuing Operations	(517,024)		$(3,787)

Discontinued Operations (Note 10)
Net profit (loss) from discontinued operations	-		2,658

Net (Loss) for the Period	$(517,024)		$(1,129)

Basic And Diluted Loss Per Share	$(0.01)	$	Nil

Weighted Average Number of Shares Outstanding	80,000,000		80,000,000

BRAZIL GOLD CORP
(Formerly Dynamic Alert Limited)

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Nine-month Period ending March 31, 2010		Nine-month Period ending March 31, 2009	Cumulative Amounts from January 1, 2010 (Date of New Development Stage) to March 31, 2010

Revenue	$-		$-	$-
	-		-	-
Expenses
Marketing and travel	5,726		-	3,951
Office and administration	15,357		4,554	10,185
Professional Fees	64,725		15,857	19,121
Consulting	118,723		-	96,223
Stock based compensation	385,362		-	385,362
Beneficial conversion feature	2,182		-	2,182
	592,075		20,411	517,024

Net Operating (Loss)	(592,075)		(20,411)	(517,024)

Other Income and (Expenses)
Interest Income	19,150		-	19,150
Interest Expense	(19,150)		-	(19,150)
Gain on sale of assets	377		-	-
	377		-	-

Net (Loss) from Continuing Operations	(591,698)		(20,411)	(517,024)

Discontinued Operations (Note 10)
Net Profit (Loss) from discontinued operations	3,833		(1,353)	-

Net (Loss) For The Period	$(587,865)		$(21,764)	$(517,024)

Basic And Diluted Loss Per Share	$(0.01)	$	Nil	$(0.01)

Weighted Average Number of Shares Outstanding	80,000,000		80,000,000	80,000,000

BRAZIL GOLD CORP.
(Formerly Dynamic Alert Limited)

(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-month period ending March 31, 2010	Nine-month period ending March 31, 2009	Cumulative Amounts from January 1, 2010 (Date of New Development Stage) to March 31, 2010

Cash Flows from Operating Activities
Net (loss) for the period	$(587,865)	$(21,764)	$(517,024)
Adjustments to Reconcile Net Profit (Loss) to Net Cash Provided by (Used in) Operating Activities
Gain on sale of assets	(377)	-	-
Prepaid expenses	554	(126)	108
Stock based compensation	385,362	-	385,362
Depreciation and amortization	-	1,162	-
Beneficial conversion feature	2,182	-	2,182
Accounts payable and accrued liabilities	126,820	(5,036)	91,695
Net Cash (Used in) Operating Activities	(73,324)	(25,764)	(37,677)

Cash Flows from Investing Activities
Note receivables	(822,000)	-	(340,242)
Advances receivable	(14,357)	-	(14,357)
Additions to capital assets	(1,000)	-	(1,000)
Disposal of capital assets	1,200	-	-
Net Cash Provided by Investing Activities	(836,157)	-	(355,599)

Cash Flows From Financing Activities
Increase in additional paid-in capital	20,850	-	-
Increase in advances payable	66,461	-	48,276
Increase in convertible debenture	822,000		345,000
Foreign currency translation adjustment	-	(86)	-
Net Cash Provided by (Used in) Financing Activities	909,311	(86)	393,276

(Decrease) in Cash during the Period	(170)	(25,850)	-

Cash, Beginning Of Period	170	26,903	-

Cash, End Of Period	$-	$1,053	$-

Non-cash Transactions
Beneficial conversion feature	$13,095	$-	$13,095

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	-
Income taxes	$-	$-	$-

BRAZIL GOLD CORP.
(Formerly Dynamic Alert Limited)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT)
For the Period from July 1, 2008 to March 31, 2010
			CAPITAL STOCK				ACCUMULATED	ACCUMULATED
					ADDITIONAL		DEFICIT DURING	COMPRE-
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	STAGE	INCOME (LOSS)	TOTAL
Balance, July 1, 2008	-	$-	80,000,000	$80,000	$45,000	$(109,181)	$-	$6,235	$22,054

Foreign currency translation adjustment	-	-	-	-	-	-	-	(82)	(82)
Increase in additional paid-in capital	-	-	-	-	585	-	-	-	585
Net loss for the year	-	-	-	-	-	(35,688)	-	-	(35,688)

Balance June 30, 2009	-	-	80,000,000	80,000	45,585	(144,869)	-	6,153	(13,131)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-
Capital contributions	-	-	-	-	20,850	-	-	-	20,850
Stock based compensation	-	-	-	-	385,362	-	-	-	385,362
Beneficial conversion feature	-	-	-	-	13,095	-	-	-	13,095
Net (loss) for the period	-	-	-	-	-	(70,841)	(517,024)	-	(587,865)

Balance, March 31, 2010	-	$-	80,000,000	$80,000	$464,892	$(215,710)	$(517,024)	$6,153	$(181,689)

Note 1                 Basis of Presentation

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented.  Except as disclosed below, these interim consolidated financial statements follow the same accounting policies and methods of their application as Brazil Gold Corp. (formerly Dynamic Alert Limited’s) audited June 30, 2009 annual financial statements.  It is suggested that these interim consolidated financial statements be read in conjunction with Brazil Gold Corp. (formerly Dynamic Alert Limited’s) June 30, 2009 audited financial statements.

The information as of June 30, 2009 is taken from the audited financial statements of this date.

Note 2                 Basis of Presentation – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  However, the Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $733,000.  These matters raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations.  The Company is seeking additional means of financing to fund its business plan.  There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

The Company’s deferred tax assets, valuation allowance and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2009	144,869	Various	36,217	(36,217)	(8,922)	—
March 31, 2010	732,734	Various	183,184	(183,184)	(146,967)	-

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:
Income tax benefit at statutory rate resulting from NOL carry forwards	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

Note 4                 Advances Receivable

As of March 31, 2010, the company had a total of $14,357 invested in advances receivable which are uncollateralized.  The advances receivable are non-interest bearing.

The book value of these financial instruments is representative of their fair values.  These advances are for funds advanced to Rusheen Handels AG, a Swiss corporation ("Rusheen"), with whom the Company is in negotiations and doing  due diligence to acquire Rusheen’s 99% interest in its Brazilian subsidiary Amazônia Capital e Participações Ltda. (“ACP”).

Note 5                 Note Receivable

The Company carries its note receivable at cost or loan balance, subject to the valuation procedures as described below.  The book value of these financial instruments is representative of their fair values.  These notes are for funds advanced to Rusheen Handels AG, a Swiss corporation ("Rusheen"), with whom the Company is in negotiations and doing due diligence to acquire Rusheen’s 99% interest in its Brazilian subsidiary Amazônia Capital e Participações Ltda. (“ACP”)

As of March 31, 2010, the company had a total of $822,000 invested in notes receivable.  The notes are uncollateralized and bear interest at 12 % effective January 2, 2010.  There is no set maturity date.  Interest is accrued at 12% per annum, calculated monthly compounded on the notes receivable as earned.  Imputed interest of $19,150 was recorded as of March 31, 2010.

The Company will maintain a valuation for certain loans that are delinquent, have significant collateral deficiencies or have other attributes that reduce their collectability potential.  The valuation account is netted against notes receivable.  At March 31, 2010, management determined that no allowance was necessary.

Note 6                 Advances Payable

As of March 31, 2010, the company had a total of $66,461 in advances payable that were uncollateralized, bear no interest, and are due on demand.

Note 7                 Accounts payable, related parties

As of March 31, 2010, the company had a total of $60,000 in accounts payable to its officers for consulting fees.

Note 8                 Convertible Debenture

As of March 31, 2010, the company had a total of $822,000 in advances payable.  On January 2, 2010, the advances payable were collateralized with convertible promissory notes, bearing interest at 12% per annum, and due in full July 2011.  Imputed interest of $19,150 was recorded as of March 31, 2010.

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

The Company uses the Black-Scholes valuation model to value the convertible promissory notes.  The model requires management to make estimates which are subjective and may not be representative of actual results.  The guidance on beneficial conversions features applies to both convertible debt securities and convertible preferred stock.  A beneficial conversion feature is an embedded conversion right that is in the money, that is, the conversion feature enables the holder to obtain the underlying common stock at below market price.

In addition, certain convertible instruments may have a contingently adjustable conversion ratio that is variable based on future events such as any of the following:

•	A liquidation or a change in control of the entity;
•	A subsequent round of financing at a price lower than the convertible instrument's original conversion price; or
•	An initial public offering at a share price lower than an agreed-upon amount.

The beneficial conversion feature for the quarter ended March 31, 2010 is $13,095 which is recorded as a discount on the debt and amortized on a straight line basis over the life of the loan.  For the quarter ending March 31, 2010 $2,182 was expensed to beneficial conversion feature.

Note 9                 Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this pronouncement, stock-based compensation cost is measured at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the nine months ended March 31, 2010 and 2009 was $385,362 and Nil, respectively.

On January 7, 2010, the board approved the 2010 Stock Incentive & Compensation Plan thereby reserving an additional 8,000,000 common shares for issuance to employees, directors and consultants, of which 2,750,000 were granted at $0.56 exercise price.

The options shall be exercisable, in whole or in part, according to the following vesting schedule:
•	Twenty five percent (25%) of the total number of shares granted under the option scheme vested immediately as January 7, 2010, the date they were approved at the board meeting; and
•
The remaining seventy-five percent (75%) of the shares granted under the option scheme shall vest pro rate every six (6) months, on the same date of the month as the date of grant of the option, over the following eighteen (18) months of continuous status as a director, employee or consultant.

During the period ended March 31, 2010 the Company recognized stock based compensation expense in the amount of $385,362 for the vested portion of options issued January 7, 2010.

The Company uses the Black-Scholes option valuation model to value stock options granted.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The model requires management to make estimates which are subjective and may not be representative of actual results.  Changes in assumptions can materially affect estimates of fair values.  For purposes of the calculation, the following assumptions were used:

Risk free interest rate	1.62%
Expected dividend yield	0.0%
Expected stock price volatility	110.00%
Expected Life of options	3.24 years

The following table summarizes the activity under the Company’s stock option plan:

	Shares	Weighted Average Exercise Price
Balance, June 30, 2009	-	-
Options granted for the period	2,750,000	$0.56
Options cancelled	-	-
Options exercised	-	-
Balance, March 31, 2010	2,750,000	$0.56

Options vested at March 31, 2010	687,500	$0.56

Note 10                 Discontinued Operations and New Developments

The Company’s attempts over the past years to build a business that assists consumers with their security needs had not come to fruition so management decided to change the business focus and look for other opportunities.  Therefore, management decided to discontinue its security business and reflect such discontinuance in its operating statement and cash flow statements effective January1, 2010.

Management decided on that date to focus on new business development in the form of mineral exploration, having commenced its due diligence exercise in November 2009, which is still in progress, to acquire the a 99% ownership interest in a Brazilian subsidiary Amazônia Capital e Participações Ltda. (“ACP”) in exchange for restricted shares of the Company's common stock and a 2.5% net smelter return royalty on mineral production from ACP mineral claims located in Brazil.  The primary mineral target is gold, however copper, nickel, iron ore, manganese and tin are also found in the area.  The legal claims are located in three western states: Amazonas, Mato Grosso and Rondônia.

During the nine month period ending March 31, 2010 and the nine month period ending March31, 2009, the Company had $3,840 and $3,120 in revenue, respectively, related to its discontinued operations.
	Three-month Period ending March 31, 2010	Three-month Period ending March 31, 2009	Nine-month Period ending March 31, 2010	Nine-month Period ending March 31, 2009
Revenue	$-	$3,120	$3,840	$3,120

Expenses
Depreciation and amortization	-	388	-	1,163
Office and administration	-	74	7	238
Consulting	-	-	-	3,072
	-	462	7	4,473

Net Profit (Loss) from Discontinued Operations	$-	$2,658	$3,833	$(1,353)

Note 11                 Subsequent Events

On April 06, 2010 Brazil Gold Corp. announced that it has entered into a bridge financing arrangement with a US-based private company for another $1,000,000, for an aggregate of up to $2,000,000 in funding.  This was set up in order to be prepared upon the successful completion of the due diligence to acquire ACP that funding for up to $2,000,000 be available to allow the Company to commence with implementation of the operations and exploration strategy.  Under the terms of the agreement the Company has the right to call upon funds for up to $2,000,000 by issuing convertible notes to the lender.  The notes are convertible into shares of the Company’s common stock at prices ranging between $1.00 and $1.50 per common share.  The securities to be issued under the agreement will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent a registration or an applicable exemption from the registration requirements.

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incorporated as Dynamic Alert Limited (referred to herein as “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada.  Our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.  Our principal executive offices are located at 800 Bellevue Way, Suite 400, Bellevue, WA, USA 98004.  Our telephone number is (425)637-3080.  Our fiscal year end is June 30.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Over the last two (2) years, we have continued to build a business that assists consumers with their security needs.  Our goal had been to help our customers create and implement a personalized security plan by offering a three-fold service.  Our first focus was to assist our clients in developing personalized security plans.  Our second focus was to source and market personal security products.  Our third focus was to provide personal protection on an as-needed basis.  We were actively seeking to add new products and/or services that we could offer.  The results were lack-luster, so it was decided to change our business focus and look for other opportunities and discontinue the security operation with effect from January 1, 2010.  Therefore, we now continued to review mineral exploration opportunities with the objective of bringing additional revenue to the Company.

It is for this reason that on November 13, 2009, the Company entered into a Letter of Intent with Rusheen Handels AG, a Swiss corporation ("Rusheen") for the acquisition by the Company of Rusheen's 99% ownership interest in its Brazilian subsidiary Amazônia Capital e Participações Ltda. (“ACP”) in exchange for (a) 44 million restricted shares of the Company's common stock and a 2.5% net smelter return royalty on mineral production from ACP mineral claims located in Brazil. ACP is the owner of numerous poly-metallic mineral claims covering approximately 824,411 hectares (2,037,119 acres) in three states in the Tapajos Greenstone Belt in the Amazon Basin of Brazil.  The primary mineral target is gold, but copper, nickel, iron ore, manganese and tin are also found in the area.  The legal claims are located in three western states: Amazonas, Mato Grosso and Rondonia.

The consideration to be payable to Rusheen for transfer of the ACP ownership stake is 44 million restricted shares in the common stock of the Company, and a 2.5% NSR on mineral production from the ACP claims.

The agreement to acquire Rusheen's ownership interest in ACP is contingent on the parties entering into a written definitive acquisition agreement, approval by both parties' board of directors and upon the completion of a due diligence investigation by each party.  If the business combination is completed this will result in a change of control of the Company.

On January 7, 2010, the Board of Directors of Brazil Gold Corp. adopted a 2010 Stock Option Plan, which plan authorizes the issuance of up to ten percent (10%) of the Company’s total issued and outstanding shares of common stock to the Company’s officers, directors, employees, advisors and consultants.

On January 7, 2010, the Company’s Board of Directors also granted to officers and directors under the above plan options to purchase a total of 2.75 million shares at an exercise price per share of $0.56 of which 25% were vested immediately and the remainder at six months intervals.

On March 15, 2010 Dynamic Alert Ltd. (the “Company”) announced its change-of-name to Brazil Gold Corp., and new trading symbol “BRZG”, effective immediately.  This change of name to Brazil Gold Corp. was made to more accurately reflect the new focus and vision of the Company – to be an explorer for precious metals, most significantly gold, in Brazil upon the successful completion of the due diligence to acquire ACP as more fully set out above.  This name change was achieved by combining the business of the Company and its subsidiary Brazil Gold Corp., which was specifically set up to protect this name.

Material Changes in Financial Condition

At March 31, 2010, we had a working capital deficit of ($1,023,839), compared to a working capital deficit of ($13,954), at June 30, 2009.  At March 31, 2010, our total assets consisted of notes receivable of $841,150, advances receivable of $14,357, website development of $1,000 and prepaid expenses of $125.  This compares with total assets at June 30, 2009 consisting of cash of $170, prepaid expenses of $679 and capital assets of $823. These material changes have arisen as a result of the Company having raised funds in the form of uncollateralized loans, As at March 31, 2010 $822,000 of the advances payable were collateralized with convertible promissory notes, bearing interest at 12% per annum, and due in full July 2011.  Refer to note 5 in the financial statements.

These funds advanced to Rusheen, a Swiss corporation, with whom the Company is in negotiations and doing  due diligence to acquire Rusheen’s 99% interest in its Brazilian subsidiary Amazônia Capital e Participações Ltda. (“ACP”), so that ACP has working capital to fund its property taxes and on-going expenses to ensure it retains such mineral rights.  Refer to note 5 in the financial statements.

At March 31, 2010, our total current liabilities increased to $1,038,321 from $14,803 at June 30, 2009.  During the 9 months ended March 31, 2010, accounts payable, accrued liabilities, and advances payable increased by $193,281.

We recognized $3,840 in revenues from discontinued operations during the nine months ending March 31, 2010.

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

Material Changes in Results of Operations

For The Three Months Ended March 31, 2010, Compared To The Three Months Ended March 31, 2009.

There were no revenues from the discontinued operations of the sale of security products and services during the three months ending March 31, 2010, compared to $3,120 revenues during the three months ended March 31, 2009.

For the three months ended March 31, 2010, operating expenses were $517,024 compared to $3,787 during the three months ended March 31, 2009.  The increase was principally due to an increase in our professional and consulting fees for due diligence work being carried out on the ACP operations in Brazil as well as stock based compensation on share options granted.

Operating expenses during the three months ended March 31, 2010, consisted of professional fees of $19,120, (2009: $3,475) consulting fees of $96,223 (2009: nil) office and administration expenses of $10,185, (2009: $387) travel expenses $3,951 (2009: nil) stock based compensation of $385,362 (2009:nil), and beneficial conversion feature of $2,182 (2009:nil).

During the three month period ended March 31, 2010, we recognized a net loss of $517,024 compared to a net loss of $1,129 for the three-month period ended March 31, 2009.  The increased loss of $515,895 was due to an increase in our activities over the prior period as discussed above.

For The Nine Months Ended March 31, 2010, Compared To The Nine Months Ended March 31, 2009.

There was $3,840 revenue from our discontinued operations of the sale of security products and services during the nine months ending March 31, 2010, compared to $3,120 revenues during the nine months ended March 31, 2009.

For the nine months ended March 31, 2010, operating expenses were $592,075 compared to $20,411 during the nine months ended March 31, 2009.  The increase was principally due to an increase in our professional and consulting fees for due diligence work being carried out on the ACP operations in Brazil as well as stock based compensation on share options granted.

Operating expenses during the nine months ended March 31, 2010, consisted of professional fees of $64,725, (2009: $15,857) consulting fees of $118,723 (2009: nil) office and administration expenses of $15,357, (2009: $4,554), travel expenses of $5,726 (2009: nil), stock based compensation of $385,362 (2009:nil), and beneficial conversion feature of $2,182 (2009:nil).

During the nine month period ended March 31, 2010, we recognized a net loss of $587,865 compared to a net loss of $21,764 for the nine month period ended March 31, 2009.  The increased loss of $566,101 was due to an increase in our activities over the prior period as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2010.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      REMOVED AND RESERVED

None.

ITEM 5.                      OTHER INFORMATION

ITEM 6.                      EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein.

Exhibit
Number                    Description

31.1                     CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
31.2                     CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
32.2                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14 day of May, 2010.

BRAZIL GOLD CORP.

Date: May 14, 2010                                           By: /s/ Dr. Thomas E. Sawyer
Name: Dr. Thomas E. Sawyer
Title: Chairman of the Board/Chief Executive Officer, principal executive officer and Secretary

Date: May 14 2010                                           By: /s/ J Roland Vetter

Name: J Roland Vetter
Title: Chief Financial Officer/Principal Financial Officer, principal accounting officer