Form 10-K
period 2010-06-30
BRAZIL GOLD CORP.
filed 2010-10-20
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 333-119566

BRAZIL GOLD CORP.
 (Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

800 Bellevue Way, Suite 400 Bellevue, WA, USA 98004
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 1-877-344-2729

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class
Indicate by check mark if the registrant is a well-known seasoned  issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act Yes [   ] No [ X  ]

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes [    ] No [ X  ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ] Accelerated filer [   ]
Non-accelerated filer [   ] Smaller reporting company [X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ] No [X]

Net revenues for our most recent fiscal year: $3,840 was from discontinued operations.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (March 31, 2010): $0.80. b) The number of currently outstanding shares, not including shares held by affiliates (officers, directors and 10% shareholders) is 80,000,000.

Number of common voting shares issued and outstanding as of September 30, 2010: 83,000,000, shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990)

Transitional Small Business Disclosure Format (Check one):                                                                                                                     Yes [X]No[  ]

PART I

ITEM 1                                DESCRIPTION OF BUSINESS

We incorporated as Dynamic Alert Limited (referred to herein as “Brazil Gold”, “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada Corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited (“the Company”) being the surviving entity. In connection with such merger, our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.  On March 15, 2010, the Company’s ticker symbol on OTCBB was changed to “BRZG”. Our principal executive offices are located at 800 Bellevue Way, Suite 400, Bellevue, WA, USA 98004.  Our telephone number is 425-637-3080.  Our fiscal year end is June 30.

Since inception until November 2009, we attempted to build a business that assisted consumers with their security needs.  Our goal had been to help our customers create and implement a personalized security plan by offering a three-fold service.  Our first focus was to assist our clients in developing personalized security plans.  Our second focus was to source and market personal security products.  Our third focus was to provide personal protection on an as-needed basis.  We were actively seeking to add new products and/or services that we could offer.  The results were lack-luster, so it was decided to change our business focus and look for other opportunities and discontinue the security operation with effect from January 1, 2010.  Therefore, we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company.

It is for this reason that on November 13, 2009, the Company entered into a Letter of Intent with Rusheen Handels AG, a Swiss corporation ("Rusheen") for the acquisition by the Company of Rusheen's 99% ownership interest in its Brazilian subsidiary Amazônia Capital e Participaçơes Ltda. (“Amazonia”) in exchange for (a) 44 million restricted shares of the Company's common stock and a 2.5% net smelter return royalty on mineral production from Amazonia mineral claims located in Brazil. Amazonia is the owner of numerous poly-metallic mineral claims covering approximately 824,411 hectares (2,037,119 acres) in three states in the Tapajos Greenstone Belt in the Amazon Basin of Brazil.  The primary mineral target is gold, but copper, nickel, iron ore, manganese and tin are also found in the area.  The legal claims are located in three western states: Amazonas, Mato Grosso and Rondonia.

The consideration to be payable to Rusheen for transfer of the Amazonia ownership stake is 44 million restricted shares in the common stock of the Company, and a 2.5% NSR on mineral production from the Amazonia claims.

The agreement to acquire Rusheen's ownership interest in Amazonia was contingent on the parties entering into a written definitive acquisition agreement, approval by both parties' board of directors and upon the completion of a due diligence investigation by each party.

On March 15, 2010 Dynamic Alert Ltd. (the “Company”) announced its change-of-name to Brazil Gold Corp., and new trading symbol “BRZG”, effective immediately.  This change of name to Brazil Gold Corp. was made to more accurately reflect the new focus and vision of the Company – to be an explorer for precious metals, most significantly gold, in Brazil upon the successful completion of the due diligence to acquire Amazonia as more fully set out above.  This name change was achieved by combining the business of the Company and its subsidiary Brazil Gold Corp., which was specifically set up to protect this name.

On May19, 2010, Brazil Gold Corp., entered into an Acquisition Agreement (the “Acquisition Agreement”) with Rusheen whereby the Company was to acquire all of Rusheen’s ownership units in “Amazonia”, , which represents 99% of all of the issued and outstanding share capital of Amazonia. The acquisition of all of Rusheen’s ownership units in Amazonia was to be in exchange for 44 million shares of the Company’s common stock.  Amazonia has previously granted a 2.5% net smelter return royalty (“Royalty”) to Rusheen relating to its mineral claims as described below, which will remain in place following the closing of the Acquisition Agreement. As a condition to closing the Acquisition Agreement, the Company will be cancelling 44 million restricted shares that were returned as this transaction was not consummated successfully as mentioned below.

Amazonia is the registered owner of 102 claims covering approximately 860,000 hectares of mineral rights located in the three states of Amazonas, Mato Grosso and Rondonia in the Tapajos Greenstone Belt in the Amazon Basin of Brazil.  The primary mineral target is gold, however copper, nickel, iron ore, manganese and cassiterite (tin) are also found in the area.  Most properties are near existing roads and rivers, which have access to international ports, and small mining and farming communities with access to fuel, energy and manpower – all conditions suitable for low-cost bulk tonnage mining.

Unfortunately, the size of the package of the mineral claims resulted in a lengthy due diligence exercise and upon completion and signing the definitive agreement on May 19, 2010, as set out above, the market conditions had changed, resulting in great difficulty in raising sufficient funds to conduct exploration work on the extensive mineral claims. It was for this reason that the parties agreed to rescind the agreement retroactive to June 1, 2010 in order to allow Rusheen to pursue other financing options with non-related third parties. It is for this reason that we are once more evaluating possible acquisitions; however as of the date of the filing of this annual report, we do not have any firm target.

It is for this reason on September 15, 2010, the Company, effective as of June 1, 2010, entered into a Mutual Rescission Agreement and General Release between the Company and Rusheen, pursuant to which the parties agreed that all agreements constituting and comprising the acquisition of Amazonia entered into on May 19, 2010, as amended and consummated on June 1, 2010, were rescinded.  As a result of such rescission, all of the 99% interest in the issued and outstanding share capital of Amazonia held by Brazil Gold Corp. was transferred back to Rusheen and Rusheen now owns 99% of the issued and outstanding ownership units of Amazonia.  Furthermore, the 44,000,000 shares of the Company’s common stock that were issued in connection with the Acquisition Agreement were returned to the Company and will be cancelled.

Principal Products and Services

We are reviewing exploration and other opportunities with the objective of bringing revenue to the Company. However, as at the time of the June 30, 2010 year end, we do not have any firm target.

The Market

None at present.

Competition and Competitive Strategy

We are presently unknown in the industry.  Our competitive position is not measurable.

Governmental Controls and Approvals

We are reviewing exploration and other opportunities with the objective of bringing revenue to the Company, so we are not able to highlight any Government controls or approvals required.

Existing or Probable Government Regulations

We are reviewing exploration and other opportunities with the objective of bringing revenue to the Company, so we are not able to highlight any Government regulations that may impact such venture.
Research and Development Activities and Costs

None

Compliance with Environmental Laws

We are reviewing exploration and other opportunities with the objective of bringing revenue to the Company, so we are not able to highlight any.

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

We may Require Significant Additional Financing and There is No Assurance that such Funds will be Available as, if and when Needed.

We have raised in excess of $1.5 million which was, along with our limited sales, sufficient to fund our operations for the last twelve (12) months.

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

Our independent auditors, Jewett, Schwartz, Wolfe & Associates., Certified Public Accountants, state in their audit report, that since we have negative working capital and a stockholders’ deficit and losses to date of approximately $2,448,000, there is a substantial doubt that we will be able to continue as a going concern.

ITEM 2.                      DESCRIPTION OF PROPERTIES.

We rent furnished office space at 800 Bellevue Way, Suite 400, Bellevue, WA, U.S.A.

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

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol “BRZG”.
Fiscal Year Ended June 30, 2010

Quarter Ended	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
High	$ 0.07	$0.68	$0.90	$ 1.16
Low	$ 0.06	$ 0.06	$0.55	$0.34

Fiscal Year Ended June 30, 2009

Quarter Ended	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
High	$2.15	$2.70	$1.20	$1.18
Low	$0.05	$0.65	$0.20	$0.07

(b)  Holders

As of September 2, 2010, there were approximately 39 holders of record of our common stock.

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

(d)  Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES
On May 19, 2010, we, entered into an Acquisition Agreement with Rusheen whereby the Company was to acquire all of Rusheen’s ownership units in “Amazonia”, which represented 99% of all of the issued and outstanding share capital of Amazonia. The acquisition of all of Rusheen’s ownership units in Amazonia was exchanged for 44 million unregistered shares of the Company’s common stock.

As described more particularly above under Item 1 “Description of Business”, the parties agreed to rescind the agreement retroactive to June 1, 2010 in order to allow Rusheen to pursue other financing options with non-related third parties.  As a result of such rescission, all of the 99% interest in the issued and outstanding share capital of Amazonia held by Brazil Gold Corp. was transferred back to Rusheen and the 44,000,000 shares of the Company’s common stock that were issued in connection with the Acquisition Agreement were returned to the Company and cancelled.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

Not applicable.

DESCRIPTION OF SECURITIES

Common Stock

Each record holder of common stock is entitled to one vote for each share held in all matters properly submitted to the stockholders for their vote.  Cumulative voting for the election of directors is not permitted by the By-Laws of the Company.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of Brazil Gold available to stockholders. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights.  To the extent that additional shares of Brazil Gold’s common stock are issued, the relative interest of the existing stockholders may be diluted.

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

ITEM 6.                      MANAGEMENT’S PLAN OF OPERATION.

Since inception until November 2009, we attempted to build a business that assisted consumers with their security needs. Our first focus was to assist our clients in developing personalized security plans.  Our second focus was to source and market personal security products.  Our third focus was to provide personal protection on an as-needed basis.  We were actively seeking to add new products and/or services that we could offer.   We have generated only $45,694 in revenues from the sale of such products and services since our inception. Management realized that the results were lack-luster, so it was decided to change our business focus and look for other opportunities and discontinue the security operation with effect from January 1, 2010 and accordingly the Company has disclosed activities relating to such business as discontinued operations in the accompanying financial statements. Considering this fact, we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company.  However, there are no revenues generated from continuing operations for the year ended June 30, 2010.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our March 2010 10-Q filed May 17, 2009, our December 2009 10-Q/A filed May 17, 2009, and our September 2009 10-Q/A filed November 13, 2009.

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful, which would in turn significantly affect our ability find the right new exploration or other project and then roll-out of the respective business plan.  If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Continuing lackluster performance of the U.S. economy has had an effect on our ability to attract long-term financing for our operations.. The current status of U.S. economy has also made it more difficult to find investors that either have capital to invest or is willing to put capital at risk by investing in our company. We anticipate that both effects of the current economic climate will continue to hinder our abilities to become a profitable company and to grow our operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

At June 30, 2010, we had a working capital deficit of $1,685,128 (June 30, 2009: $13,954),  At June 30, 2010 our assets consisted of cash of $8,125, prepaid expenses of $5,000 advances receivable of $13,111,and capital assets of $1,495. This compared to our assets as of June 30, 2009, consisting of cash of $170, prepaid expenses of $679 and capital assets of $823.

At June 30, 2010, our total current liabilities increased to $1,711,364 ($14,803 as at June 30, 2009).

We recognized $3,840 in revenue from the sale of security products and services for the year ended June 30, 2010 (June 30, 2009: $3,120).  Cost of goods sold for the year ended June 30, 2010 were $Nil. (June 2009: $585), resulting in a gross profit of $3,840 (June 2009: $2,535). This has been disclosed as discontinued operations in the accompanying financial statements.

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Result of Operations

For the year ended June 30, 2010, operating expenses were $2,303,174 ( $29,471 for the year end June 30, 2009), this included a write-off of note receivable of $1,347,112 as there is a substantial doubt as to the collectability of a note receivable for funds advanced to a third party now that the Company has rescinded its agreement with that party.  Operating expenses for the year end June 30, 2010, consisted of professional fees of $132,128. (June 2009: $28,009), office and administration costs of $26,162 (June 2009: $1,462), consulting fees of $215,419 (June 2009: nil), the allowance year to date for stock-based compensation in the form of stock options $518,195 (June 2009: $nil), a $20,639 Beneficial Conversion Feature relating to the convertible debenture that arose in the current financial year; depreciation $29 (June 2009: nil), and marketing and travel of $43,490 (June 2009 nil).

We recognized a gain on sale of assets of $377 for the year ended June 30, 2010 compared with a loss on sale of assets of $149 for the year ended June 30, 2009. There were interest expenses of $58,717 relating to the convertible loan and interest receivable of $54,287 for the year ended June 30, 2010, versus Nil for both payable and receivable for the June 30, 2009 year end.

From inception to June 30, 2010 we have incurred an accumulated deficit of $2,448,263 (June 30, 2009: $144,869).

Coach Capital LLC had committed to provide up to $2 million to meet our operational needs of which approximately $1.4 million was advanced by the June 30, 2010 year-end.  Subsequent to the June 30, 2010 year-end, Coach Capital LLC informed us that they would not advance additional funds to us.

As of September 30, 2010, our net cash balance is approximately $1,986.  We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. .  We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

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

Off Balance Sheet Arrangements.

None.

ITEM 7.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-14 of this Form 10-K, and include (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Deficit; and (4) Notes to Financial Statements.

BRAZIL GOLD CORP.
(formerly Dynamic Alert Limited)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JUNE 30, 2010

Page
Reports of Independent Registered Public Accounting Firm	F-2 to F-3

Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Other Comprehensive Income (Loss)	F-6

Statements of Cash Flows	F-7

Statement of Changes in Stockholders’ (Deficit)	F-8

Notes to Financial Statements	F-9 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brazil Gold Corp.
(formerly Dynamic Alert Limited)

We have audited the accompanying balance sheet of Brazil Gold Corp. formerly Dynamic Alert Limited (the Company) as of June 30, 2010 and the related statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the year ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of  Brazil Gold Corp. (formerly Dynamic Alert Limited) for the year ended June 30, 2009, were audited by other auditors whose report thereon, dated September 21, 2009, expressed an unqualified opinion with an emphasis of matter as to going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Gold Corp. (formerly Dynamic Alert Limited) as of June 30, 2010 and the results of its operations and its cash flows for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has negative working capital and a stockholders’ deficit and losses to date of approximately $2.5 million.  These conditions raise substantial doubts about the Company’s ability to continue as a going concern.    Management’s plans to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, FL 33021

October 18, 2010

200 South Park Road, Suite 150  •  Hollywood, Florida 33021  •  Main 954.922.5885  •  Fax 954.922.5957  •  www.jsw-cpa.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of the SEC

Report of Independent Registered Public Accounting Firm

Board of Directors
Stockholders of Brazil Gold Corp.
Dynamic Alert Limited

We have audited the accompanying balance sheet of Brazil Gold Corp. (formerly Dynamic Alert Limited) as of June 30, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazil Gold Corp. (formerly Dynamic Alert Limited) as of June 30, 2009 and the related statements of operations, and cash flows for the year ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has negative working capital and a stockholders’ deficit and has losses to date, which raise substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also explained in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, CO 80122

September 21, 2009

BRAZIL GOLD CORP.
(formerly Dynamic Alert Limited)

BALANCE SHEET

	June 30, 2010	June 30, 2009

ASSETS

Current
Cash and cash equivalent	$8,125	$170
Prepaid expenses	5,000	679
Advances receivable – related party (Note 5)	13,111	-
Total Current Assets	26,236	849

Furniture and Equipment, net of depreciation of $29 and $2,879 respectively for the June 30, 2010 and 2009 years.	1,495	823

TOTAL ASSETS	$27,731	$1,672

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES

Current
Accounts payable	$58,579	$5,803
Accrued liabilities	14,000	9,000
Advances payable (Note 6)	53,116	-
Due to related parties (Note 5)	112,383	-
Convertible debenture – net of discount (Note 7)	1,473,286
Total Current Liabilities	1,711,364	14,803

TOTAL LIABILITIES	1,711,364	14,803

STOCKHOLDERS’ (DEFICIT)

Capital Stock
Authorized: (Note 8)
250,000,000 common shares, par value $0.001 per share 10,000,000 preferred shares, par value $0.001 per share
Issued and outstanding: 80,000,000 common shares	80,000	80,000
Additional paid-in capital	679,099	45,585
Accumulated other comprehensive income/(loss)	5,531	6,153
Accumulated deficit	(2,448,263)	(144,869)
Total Stockholders’ Deficit	(1,683,633)	(13,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$27,731	$1,672

The accompanying notes are an integral part of these statements.

BRAZIL GOLD CORP.
(formerly Dynamic Alert Limited)

STATEMENTS OF OPERATIONS

	Year ended June 30, 2010	Year ended June 30, 2009

Revenue	$-	$-

Expenses
Depreciation	29	-
Marketing and travel	43,490	-
Office and administration	26,162	1,462
Professional Fees	132,128	28,009
Consulting	215,419	-
Write-off of note receivable (Note 4)	1,347,112	-
Stock based compensation (Note 10)	518,195	-
Beneficial conversion feature Note 7)	20,639	-
Total Expenses	2,303,174	29,471

Operating Loss	(2,303,174)	(29,471)

Other Income (Expenses)
Interest Income	54,287	-
Interest Expense	(58,717)	-
Gain on sale of assets	377	(149)
Total Other Income (Expenses)	(4,053)	(149)

Net Loss from Continuing Operations	(2,307,227)	(29,620)

Discontinued Operations (Note 11)
Net Income (Loss) from discontinued operations	3,833	(6,068)

Net Loss For The Year	$(2,303,394)	$(35,688)

Net income (loss) per common share:
Basic And Diluted Loss from Continuing Operations	$(0.03)	$(0.00)
Basic And Diluted Income (Loss) from Discontinued Operations	$0.00	$(0.00)

Weighted Average Number of Shares Outstanding	80,000,000	80,000,000

The accompanying notes are an integral part of these statements.

BRAZIL GOLD CORP.
(formerly Dynamic Alert Limited)

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Year ended June 30, 2010	Year ended June 30, 2009

Net Loss	$(2,303,394)	$(35,688)

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(622)	(83)

Other Comprehensive Loss	$(2,304,016)	(35,771)

The accompanying notes are an integral part of these statements.

BRAZIL GOLD CORP.
(formerly Dynamic Alert Limited)

STATEMENTS OF CASH FLOWS

	Year ended June 30, 2010	Year ended June 30 2009

Cash Flows from Operating Activities
Net (loss) for the year	$(2,303,394)	$(35,688)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
(Gain) Loss on sale of assets	(377)	149
Write off of note receivable	1,347,112	-
Depreciation and beneficial conversion feature	20,668	1,471
Stock based compensation	518,195	-
Currency remeasurement loss	(622)	(83)
Advances receivable – related party	(13,111)	-
Prepaid expenses	(4,321)	(263)
Note receivable	(1,347,112)	-
Accounts payable and accrued expenses	57,776	7,096
Due to related parties	112,383	-
Advances payable	53,116	-
Accrued interest related to convertible debenture	58,717	-
Net Cash Used in Operating Activities	(1,500,970)	(27,318)

Cash Flows from Investing Activities
Additions to furniture and equipment	(1,524)	-
Disposal of furniture and equipment	1,200	-
Net Cash Provided by Investing Activities	(324)	-

Cash Flows From Financing Activities
Capital contributions	20,850	585
Proceeds from convertible debenture / notes payable	1,488,399
Net Cash Provided by Financing Activities	1,509,249	585

(Increase (Decrease) in Cash during the Year	7,955	(26,733)

Cash, Beginning Of Year	170	26,903

Cash, End Of Year	$8,125	$170

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Beneficial conversion feature	$94,469	$-

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

BRAZIL GOLD CORP.
(formerly Dynamic Alert Limited)

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
For Years ended June 30, 2010 and 2009

			CAPITAL STOCK
					ADDITIONAL		ACCUMULATED
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	INCOME	TOTAL
Balance, as of June 30, 2008	-	$-	80,000,000	$80,000	$45,000	$(109,181)	$6,235	$22,054
Foreign currency translation adjustment	-	-	-	-	-	-	(82)	(82)
Capital contributions	-	-	-		585	-	-	585
Net loss for the year	-	-	-	-	-	(35,688)	-	(35,688)
Balance as of June 30, 2009	-	-	80,000,000	80,000	45,585	(144,869)	6,153	(13,131)
May 9, 2010 – shares issued as per Acquisition Agreement	-	-	44,000,000	44,000	-	-	-	44,000
June 1, 2010 – shares returned as per Rescission Agreement	-	-	(44,000,000)	(44,000)	-	-	-	(44,000)
Foreign currency translation adjustment	-	-	--	-	-	-	(622)	(622)
Capital contributions	-	-	-	-	20,850	-	-	20,850
Stock based compensation (Note 10)	-	-	-	-	518,195	-	-	518,195
Beneficial conversion feature (Note 7)	-	-	-	-	94,469	-	-	94,469
Net (loss) for the year	-	-	-	-	-	(2,303,394)	-	(2,303,394)
Balance, as of June 30, 2010	-	$-	80,000,000	$80,000	$679,099	$(2,448,263)	$5,531	$(1,683,633)

BRAZIL GOLD CORP.
(formerly Dynamic Alert Limited)

NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

1.	NATURE AND CONTINUENCE OF OPERATIONS

a)	Organization
Dynamic Alert Limited (“the Company”) was incorporated in the State of Nevada, United States of America, on June 17, 2004.  On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada Corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited being the surviving entity. In connection with such merger, on March 15, 2010, the Company’s name was changed from Dynamic Alert Limited to Brazil Gold Corp.  On March 15, 2010, the Company’s ticker symbol on OTCBB was changed to “BRZG”

b)	Nature of Operations and Change in Business
Since inception, the Company had engaged in and contemplated certain ventures and acquisitions, most of which were either not successful or consummated. Since inception up until November, 2009 the Company was engaged in business of providing its customers with security professionals, who in turn will provide personal protection as needed, as well as selling a selection of personal security products. The Company changed its status from a development stage company to an operating company on June 30, 2008. Management realized that the results of operations from security products and services were lack-luster, and it was decided to change the Company’s business focus and plan for other strategic opportunities and discontinue the security operations with effect from January 1, 2010. Accordingly, the Company has disclosed these activities as discontinued operations in the accompanying financial statements. Effective January 1, 2010, the Company started reviewing mineral exploration and other opportunities with the objective of generating revenue for the Company.

On May19, 2010, Brazil Gold Corp., entered into an Acquisition Agreement (the “Acquisition Agreement”) with Rusheen Handels AG, a Swiss corporation ("Rusheen")  whereby the Company was to acquire all of Rusheen’s ownership units in “Amazonia” (ACP), , which represents 99% of all of the issued and outstanding share capital of Amazonia. The acquisition of all of Rusheen’s ownership units in Amazonia was to be in exchange for 44 million shares of the Company’s common stock.  Amazonia has previously granted a 2.5% net smelter return royalty (“Royalty”) to Rusheen relating to its mineral claims as described below, which will remain in place following the closing of the Acquisition Agreement. As a condition to closing the Acquisition Agreement, the Company will be cancelling 44 million restricted shares that were returned as this transaction was not consummated successfully pursuant to the terms of the Acquisition Agreement.

Unfortunately, the size of the package of the mineral claims resulted in a lengthy due diligence exercise and upon completion and signing the definitive agreement on May 19, 2010, as set out above, the market conditions had changed, resulting in great difficulty in raising sufficient funds to conduct exploration work on the extensive mineral claims. It was for this reason that the parties agreed to rescind the agreement retroactive to June 1, 2010 in order to allow Rusheen to pursue other financing options with non-related third parties.

On September 15, 2010, the Company, effective as of June 1, 2010, entered into a Mutual Rescission Agreement and General Release between the Company and Rusheen, pursuant to which the parties agreed that all agreements constituting and comprising the acquisition of Amazonia entered into on May 19, 2010, as amended and consummated on June 1, 2010, were rescinded.  As a result of such rescission, all of the 99% interest in the issued and outstanding share capital of Amazonia held by Brazil Gold Corp. was transferred back to Rusheen and Rusheen now owns 99% of the issued and outstanding ownership units of Amazonia.  Furthermore, the 44,000,000 shares of the Company’s common stock that were issued in connection with the Acquisition Agreement were returned to the Company and will be cancelled.

There were no revenues generated from these business activities and operations for the year ended June 30, 2010. Currently the Company is evaluating possible new ventures and acquisitions.  As of  June 30, 2010 , the Company does not have any firm target and is in the process of arranging additional equity and debt financing.

2.	SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars and have been prepared following the accrual basis of accounting.

a)	Income Taxes
The Company uses the asset and liability method of accounting of income taxes pursuant to the provisions of FASB ASC 740 “Income Taxes”.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The amount of unrecognized tax benefits as of June 30, 2010, was $0.  There have been no material changes in unrecognized tax benefits since June 30, 2010.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the State of Nevada. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company is not in compliance with the filing of federal and applicable state income tax returns for the years ended June 30, 2010 and prior. The Company’s tax years from 2005 and forward are subject to examination by the United States federal and applicable state tax authorities due to the carry forward of unutilized net operating losses. The Company is not currently under examination by any federal or state tax authorities.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, amounts available to offset future taxable income may be limited.

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of June 30, 2010 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at June 30, 2010, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended June 30, 2010. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

b)	Basic and Diluted Loss per Share

Basic loss per common share is computed pursuant to the provisions of FASB ASC 260 “Earnings per Share” by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2010, the Company issued stock option grants to members of management and board of directors.  These options were exercisable at $.56 per share.  Due to the income that would be derived, should all options be exercised, these options are considered to be anti-dilutive.

	Income (Numerator)	Shares (Denominator)	Per-share Amount
Income from continuing operations	$(2,307,227)
Less preferred stock dividends	-
Income available to common stockholders – Basic earnings per share	(2,307,227)	$80,000,000	$(0.03)
Effect of dilutive securities – No dilutive securities
Income available to common stockholders – Diluted earnings per share	$(2,307,227)	$80,000,000	$(0.03)

The following stock options were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive:

Earnings of Potential Common Stock
Stock options granted	1,375,000

c)	Fair Value of Financial Instruments
The Company records fair value of monetary and nonmonetary instruments in accordance with ASC 820 Fair Value Measurements and Disclosures  The ASC establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about fair value measurements. Adopting this statement has not had an effect on the Company’s financial condition, cash flows, or results of operations.

In accordance with ASC 820, the financial instruments have been categorized, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

Level 1.  Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g. U.S. Government securities and active exchange traded equity securities.

Level 2.  Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly (e.g. certain corporate and municipal bonds and certain preferred stocks).  This includes (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3.  Inputs that are unobservable.  Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instruments (e.g. certain structured securities and privately held investments).

As of June 30, 2010 the Company does not possess any long-term monetary or nonmonetary financial instruments whose fair value is measured on a recurring basis.  The Company possesses financial instruments of a short-term nature, such as cash, prepaid expenses, advances receivable, accounts payable accrued liabilities, advances payable and convertible debenture, whose fair value can be approximated due to their short maturity.

d)	Revenue Recognition
The company has had minimal revenue to date. It is the Company’s policy that revenues are recognized pursuant to the provisions of FASB ASC 605 “Revenue Recognition”, when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

e)	Foreign Currency Translations
The Company discloses foreign currency matters pursuant to the provisions of FASB ASC 830. The Company uses the U.S. dollar as its functional currency. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in other currencies are re-measured into the functional currency as follows:

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

g)	Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

h)	Furniture and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives.  The Company uses the straight-line method of depreciation.

A summary of the estimated useful lives follows:
Computer equipment                                                      3 years
Furniture                                           5 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earning.

i)	Advertising

The Company expenses the cost of advertising when incurred.  Advertising expenses are included with marketing and travel in the accompanying statements of operations.  The Company recorded $43,490 and $Nil as advertising expenses during the years ended June 30, 2010 and 2009, respectively.

j)	Stock based compensation
The Company accounts for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  Under authoritative guidance issued by the Financial Accounting Standards Board (FASB), companies are required to estimate the fair value or calculated value of share-based payment awards on the date of grant using an option-pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of income.  The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock-based awards.

The Company utilizes the simplified method to estimate expected term for “plain vanilla” stock options (as defined by Section 718-10-S99) which is calculated using parameters of as the vesting period plus the original contractual option divided by two.

k)     Concentrations
Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents.  At June 30, 2010, the Company had $8,125 US Funds in deposit in a business bank account which is insured by agencies of the U.S. Government.

l)	Legal Costs and Contingencies
In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

m)      Reclassification
Certain amounts previously reported have been reclassified to conform to current presentation.

n)	Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168 (an update of ASC 105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168)”. The Codification became the source of authoritative Generally Accepted Accounting Principle (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities Exchange Commissions (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not affect the Company’s financial position, results of operations, or cash flows.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, ÒFair Value Measurements and Disclosures—OverallÓ. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, ÒRevenue Recognition (Topic 605)-Multiple Deliverable Revenue ArrangementsÓ, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 ÒFair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies and improves disclosure requirements related to fair value measurements and disclosures. The new disclosures and clarifications are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance and has been adopted by the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 ÒStock CompensationÓ (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Other ASUs not effective until after June 30, 2010 are not expected to have a significant effect on the Company’s financial position or results of operations.

3.	BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $2,448,000.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations.  The Company is seeking additional means of financing to fund its business plan.  There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

4.	NOTE RECEIVABLE

The Company carries its note receivable at cost or loan balance, subject to the valuation procedures as described below.  The book value of these financial instruments is representative of their fair values.  This note is  for funds advanced to Rusheen Handels AG, a Swiss corporation (“Rusheen”), with whom the Company was in negotiations and doing due diligence to acquire Rusheen’s 99% interest in its Brazilian subsidiary Amazônia .

As at June 30, 2010, the Company had advanced $1,292,825 to Rusheen under a note receivable arrangement (none in 2009).  The notes are uncollateralized and bear interest as 12% effective January 2, 2010.  There is no set maturity date.  Interest is accrued at 12% per annum, not compounded and calculated monthly on the note receivable as earned.  Imputed interest of $54,287 was recorded as at June 30, 2010.

As per the Company’s accounting policy, the Company will maintain a valuation for certain loans that are delinquent, have significant collateral deficiencies or have other attributes that reduce their collectability potential.  The valuation account is netted against notes receivable.  At June 30, 2010, management determined to write-off $1,347,112 including imputed interest towards this note receivable, as the agreement to acquire the Brazilian company was rescinded and repayment of such note receivable, imputed interest and a sundry receivable are substantially doubtful and considered impaired.

5.	DUE FROM/TO RELATED PARTIES

As of June 30, 2010 the Company had a total of $75,000  in accrued  consulting fees as due to officers of the Company  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

As of June 30, 2010, the Company had a total of $37,383 in advances payable to officers of the Company for expenses paid on behalf of the Company.  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

As of June 30, 2010, the Company had a total of $13,111 in accounts receivable from a related party.  This balance was a result of overpayment to the related party in relation to expenses paid on behalf of the Company.  This balance is unsecured, non-interest bearing, due on demand and does not follow any specific repayment terms.

6.	ADVANCES PAYABLE

As of June 30, 2010, the Company had a total of $53,116 in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

7.	CONVERTIBLE DEBENTURE

The Company entered into an agreement with an unrelated third-party for an aggregate loan facility that is not to exceed $2 million, allowing for draw-downs.  In the form of convertible promissory note, for value received, on July 2, 2011 being the Maturity Date, these advances must be repaid, or the promissory note holder may convert the outstanding plus interest accrued at the rate of 12% per annum, calculated monthly and not compounded into shares of common  stock in the company converted at an agreed conversion rate,  which shall allow the convertible promissory note holder to convert the amounts advanced plus interest at the lesser of $1.00 per share and the average weighted trading price for the 20-day period prior to the conversion date.

This note was made up of two categories: Funds advanced to Rushhen Handel AG as disclosed in Note 4 above and funds advanced to the company for its running expenses being: $1,261,000 and $227,399 respectively. In addition interest accrued to the end of June 30, 2010 is $58,717.

The beneficial conversion feature has been deducted from the total amount owed, of $94,469 and shown as additional paid up capital. This beneficial conversion feature has been amortized over the life of the convertible debenture, which amounts to $20,639, for the year ended June 30, 2010.

8.	EQUITY

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $.001 per share.  There were no issued and outstanding preferred shares as of June 30, 2010.

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share.  At June 30, 2010, the Company has 80,000,000 shares of common stock issued and outstanding.

In May 2010 the Company entered into an Acquisition Agreement to acquire 99% of the outstanding shares of ACP.  As part of the acquisition, the Company issued 44,000,000 shares to ACP as contingent consideration for acquiring the 99% interest in ACP.  In September 2010 the Acquisition Agreement was rescinded retroactive with effect from June 1, 2010, and the 44,000,000 shares were returned to the Company.  The Company intends to cancel these 44,000,000 shares.  As a result of this rescission, the Company has disclosed 44,000,000 shares of common stock as issued and then rescinded in the accompanying statements of stockholders’ equity (deficit) at June 30, 2010.

The beneficial conversion feature of the convertible debenture shown in note 7 totalling $94,469 has been included as additional paid up capital. The Company has recorded $518,195 as stock based compensation for the options granted – refer to note 10. During 2010, the Company also received $20,850 in cash towards capital contributions.

9.	INCOME TAXES

The Company is subject to U.S. federal and state income taxes.  The Company has had losses to date, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards.  The net operating loss carry forwards expire in various years through 2029.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards.  Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

June 30, 2009	144,869	Various	56,499	(56,499)	(19,378)	-
June 30, 2010	2,303,394	2029	898,324	(898,324)	(841,725)	-

Federal and state income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(39%)
Deferred income tax valuation allowance	39%
Actual tax rate	0%

10.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of the pronouncement, stock-based compensation cost is measure at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the twelve months ended June 30, 2010 and 2009 was $518,194and Nil, respectively.  Remaining compensation expense relating to nonvested options is $538,597and will be recognized within the 12 months.

The options shall be exercisable, in whole or in part, according to the following vesting schedule:
•	Twenty five percent (25%) of the total number of shares granted under the option scheme vested immediately as January 7, 2010, the date they were approved at the board meeting: and
•
The remaining seventy-five percent (75%) of the shares granted under the option scheme shall vest pro rate every six (6) months, on the same date of the month as the date of grant of the option, over the following eighteen (19) months of continuous status as a director, employee or consultant.

During the quarter ended June 30, 2010, the Company recognized stock based compensation expense in the amount of $132,833for the vested portion of options issued January 7, 2010.

In April 2010 the Company granted 250,000 stock options for compensation in conjunction with the Acquisition of ACP.  These shares had an exercise price of $.90 and began vesting on April 6, 2010.  These options were cancelled in response to the September 2010 rescission agreement regarding the acquisition of ACP and accordingly these options are not included in the Company’s stock option compensation expense for the year ended June 30, 2010.

In April 2010 the Company granted 50,000 stock options compensation to the Company’s general counsel.  These shares have an exercise price of $1.00 and do not begin to vest until July 19, 2010.  Accordingly, these options are not included in the Company’s stock option compensation expense for the year ended June 30, 2010.

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

Risk free interest rate	1.62%
Expected dividend yield	0.0%
Expected stock price volatility	110.00%
Expected Life of options	3.24 years

The following table summarizes the activity under the Company’s stock option plan:

	Shares	Weighted Average Exercise Price
Balance, June 30, 2009	-	-
Options granted for the period	3,00,000	$0.59
Options cancelled	250,000	$0.90
Options exercised	-	-
Balance, June 30, 2010	2,750,000	$0.56

Options vested at June 30, 2010	687,500	$0.56

11.    DISCONTINUED OPERATIONS

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

Management decided on that date to focus on new business development in the form of mineral exploration. However this business venture was also not successfully consummated subsequent to the balance sheet date.

During the year ending June 30, 2010 and 2009, the Company had $3,840 and $3,120 in revenue, respectively, related to its discontinued operations.

	Year ended June 30, 2010	Year ended June 30, 2009

Revenue	$3,840	$3,120

Cost of Goods Sold	-	585

Expenses
Depreciation and amortization	-	1,471
Office and administration	7	4,060
Consulting	-	3,072
	7	8,603

Net income (Loss) from Discontinued Operations	$3,833	$(6,068)

The Company did not have significant assets and liabilities relating to discontinued operations as held for sale as of June 30, 2010 and 2009.

12.	SUBSEQUENT EVENTS

In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities through the date the financial statements were available to be issued, and determined that there were no reportable subsequent events, except as disclosed below:

On July 1, 2010, the Company announced the appointment of Phillip Jennings as President and Chief Operating Officer of the Company effective immediately.

At a meeting of the Board of Directors dated July 23, 2010, the Board approved a grant of a total of three million (3,000,000) restricted shares of the Company’s common stock to Phillip E Jennings and Lisa S. Boksenbaum, with two million (2,000,000) going to Mr. Jennings, or his assigns, and one million (1,000,000) going to Ms. Boksenbaum.

On September 15, 2010, the Company, effective as of June 1, 2010, entered into a Mutual Rescission Agreement and General Release between the Company and Rusheen, pursuant to which the parties agreed that all agreements constituting and comprising the acquisition of Amazonia entered into on May 19, 2010, as amended and consummated on June 1, 2010, were rescinded.  As a result of such rescission, all of the 99% interest in the issued and outstanding share capital of Amazonia held by Brazil Gold Corp. was transferred back to Rusheen and Rusheen now owns 99% of the issued and outstanding ownership units of Amazonia.  Furthermore, the 44,000,000 shares of the Company’s common stock that were issued in connection with the acquisition were returned to treasury.  The accounts of the Company reflect such rescission as at June 30, 2010.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency.  The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

ITEM 8B.                      Other Information

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Office Held
Thomas E Sawyer, Ph. D.	76	Chairman of the Board, CEO
Phillip E Jennings	68	President, COO
Hiro Mitscuhi	72	Director
J Roland Vetter	58	CFO
Lisa Boksenbaum	37	General Council

Dr. Thomas E. Sawyer - Chairman & Chief Executive Officer:

On November 13, 2009 Dr. Thomas E. Sawyer, 76, was appointed as Chief Executive Officer.

Dr Sawyer has been Senior Scientific Advisor to three U.S. Presidents, and has been an innovator and entrepreneur in telecom hardware. Since 2007, he has been the Chairman of the Board and CEO of Innova Enterprises, Inc., of Sandy, Utah, a company that develops oil purification technology to reduce waste oil and extend useful life of engines and engine components. From 2002 through 2005, he was President and Chief Executive Officer of TeleCom, Inc., and from 1998 through 2002, he served as Director and Chief Technology Officer of Global Light Telecommunications, Inc. Dr. Sawyer has also been the President and Chief Executive Officer of Sawyer Technologies, LLC, since 2002, which provides consulting services for international high net worth entities and individuals, projects in the fields of mining, gas and oil, telecommunications, green energy and clean technologies and health care.

Dr. Sawyer obtained a B.Sc. (Engineering) from UCLA, a M.A. (Business and Urban Affairs) from Occidental College, a Ph.D. (Clinical Psychology) from Florida State and a Ph.D. (Management) from Walden University. Dr. Sawyer performed Graduate Research (Public Affairs) at Coro Foundation and has completed other graduate studies at the University of Utah, the University of Southern California and the California Institute of Technology.

Dr. Sawyer is a member of the Board of Directors of Chief Consolidated Mining Company, which is a SEC-publicly registered company.

Phillip E. Jennings: President and Chief Operating Officer:

On December 22, 2009 the Company announced the appointment of Phillip E. Jennings as Vice President and a Director of the Company.  He was promoted to President and Chief Operating Officer on July1, 2010.

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

In 1992, Mr. Jennings was CEO and founder of Teleres, a joint venture with Dow Jones & Co. and AEGON USA that created the first national online real estate system. In 1997, he created a similar company in China (Soufun.com) which has grown to be the largest in the world in that industry. He has significant experience and connections in the South American resource business where, since 2001, he has been involved in using tertiary recovery technology methodology in oil and gas exploration in Colombia. His time in South America led him to become the founder of two ventures using leading-edge technology to identify and map landmines and to distribute water-purifying devices to local communities in Colombia that have been negatively affected by war and the accompanying explosive remnants of such conflict. To enhance those efforts, he recently co-founded Molecular Resonance Corporation (MRC) to research and develop an electromagnetic spectroscopy system for the airborne detection of Improvised Explosive Devices using sensors developed by Lawrence Livermore National Laboratory combined with MRC proprietary technology. Mr. Jennings is also the founder of Brazil Gold Corp., a U.S.-based privately-held mineral exploration company active in South America. He currently sits on the board of directors of quant fund managers First Forge Capital LLC, and is a member of the board of directors and the CEO of Avalon Holding Group Inc., a SEC-listed company.

Mr. Jennings was born and educated in the United States, graduating from Oklahoma State University with a degree in Business Administration. He attended the University of Mexico for graduate studies. He is a former U.S. Marine Captain.

Mr. Hiro Mitsuchi, Non-Executive Director;

On April 7, 2010 the Company announced the appointment of Mr. Hiro Mitsuchi to its Board of Directors.

Mr. Mitsuchi, 72, brings significant expertise to the Company as an international financier with a wealth of experience in mining and mineral exploration. Mr. Mitsuchi was a thirty year executive with Sumitomo Corporation as the General Manager of Sumitomo Australia Development Pty. Ltd. (SADP) a consortium of eleven major Sumitomo companies including Sumitomo Bank, Sumitomo Metal Mining Co. and NEC from 1972 to 1979, reporting directly to the Chairman of SADP, Mr. Tsutomo Sumitomo. Sumitomo Corporation, through its subsidiaries and joint ventures has been involved in the mining industry throughout the world.

Mr. Mitsuchi was also the General Manager Overseas Operations of Sumitomo Corporation, Tokyo. He has served as a director and advisory director for numerous international organizations, including energy resources, real estate development, and technical systems development.

In addition to his involvement in the international business world, Mr. Mitsuchi has been a Visiting Fellow at the Woodrow Wilson School of Princeton University and a Professor of International Business at Toyo Gakuen University in Tokyo. He was awarded honorary citizenship in the city of New Orleans, the city of Nashville, the state of Arkansas and the state of Oklahoma for his contribution in promoting direct investments from Japan to the U.S., as well as promoting the mutual understanding between the U.S. and Japan.

Mr. Mitsuchi divides his time between his home in Tokyo and traveling to the U.S., Europe, and Australia in his capacity as an advisor and lecturer.  Prior to his appointment to the Board of Brazil Gold, Mr. Mitsuchi was a member of the Company's Advisory Board.

Officers:

J. Roland Vetter - Chief Financial Officer:

J. Roland Vetter was appointed Chief Financial Officer, effective December 8, 2009.

Mr. Vetter, 58, is a senior executive with a significant background in mergers and acquisitions and in growing start-up companies, particularly in the mining, manufacturing and technology sectors.  He has considerable experience in the mining sector in both North & South America (Mexico & Brazil).

Mr. Vetter is most recently the Chief Financial Officer of Golden Phoenix Mining Inc, a publicly-traded Nevada-based mining exploration company.  In 2005, he was named President & CFO of International Gold Resources, Inc. a US-listed company, after structuring the successful reverse take-over of a private US mining group with exploration interests in Brazil and the Yukon.  From 1998 to 2003, he was the President, CFO and director of Cardinal Minerals Inc., a US mining group looking into acquiring a producing silver/copper mine in Mexico, and the Chief Financial Officer of Globetech Ventures Corp, a TSX-listed company with mining exploration operations in Amapa state in Brazil.  Prior to 1998, Mr. Vetter was Financial Services Director for the Zimco Group, part of the New Mining Business Division of Anglo American Corporation and a former Chairman of the Anglo American Audit Liaison Committee. The Zimco Group comprised twelve distinct operations involved in mining and manufacturing.  During his Zimco tenure, he served on the board of directors of Darmag Ltd., and was Strategic Advisor to the Zaaiplaats Tin Mine Ltd., both Zimco Group publicly-listed companies.

Mr. Vetter was born and educated in Johannesburg, South Africa, and attended the University of the Witwatersrand in South Africa, where he obtained his Bachelor of Commerce and Bachelor of Accounting degrees. He is a Member of both the Canadian and South African Institute of Chartered Accountants.

Lisa Boksenbaum – General Counsel

Lisa Boksenbaum has served as the Company’s General Counsel since April 2010.  Ms. Boksenbaum is an attorney with 12 years of diverse corporate law experience, both in private practice and as in-house counsel for public companies.  From 2006 until joining Brazil Gold, Ms. Boksenbaum was a sole practitioner with a business law practice serving private corporations and small-cap public companies.  From 2003 until 2006, Ms. Boksenbaum served as General Counsel for GoldSpring, Inc. (now Comstock Mining), a publicly traded mining company with headquarters in Nevada.

Ms. Boksenbaum earned her law degree from the University of Washington School of Law and her B.A. in political science from the University of Washington in Seattle.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

Name	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Thomas Sawyer – CEO, Director	N/A	N/A	3
Phillip Jennings – President, Director	N/A	N/A	3
Hiro Mitsuchi - Director	N/A	N/A	3
Lisa Boksenbaum – General Counsel	N/A	N/A	3

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

ITEM 10.                      EXECUTIVE COMPENSATION.

The Company started compensating directors and executives as consultants, to prepare for the acquisition of the Brazilian exploration company and the following compensation was paid and accrued to June 30, 2010, including stock options expensed:

Name	Office Held	Compensation
Thomas E Sawyer, Ph. D Sawyer Technologies LLC.	Chairman of the Board, Chief Executive Officer	$ 225,434
Phillip E Jennings PEJ Consulting	President, and Chief Operating Officer	$ 144,217
J. Roland Vetter	Chief Financial Officer	$ 184,217
Lisa Boksenbaum	General Council	$ 13,000

The Company started compensating directors and executives as consultants, to prepare for the acquisition of the Brazilian exploration company and the following compensation was paid and accrued to September 30, 2010, including stock options expensed:

Name	Office Held	Compensation
Thomas E Sawyer, Ph. D Sawyer Technologies LLC.	Chairman of the Board, Chief Executive Officer	$ 291,472
Phillip E Jennings PEJ Consulting	President, and Chief Operating Officer	$ 198,236
J. Roland Vetter	Chief Financial Officer	$ 238,236
Lisa Boksenbaum	General Council	$ 28,000

Compensation of Directors

We currently do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

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

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of September 30, 2010, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of September 30, 2010, there were 39,000,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of September 30, 2010, by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class1
Common	Thomas E Sawyer, Ph D. Director, Chairman of the Board Chief Executive Officer P.O. Box 900788 Sandy, Utah 84090	-0-	0%
Common	Phillip E Jennings Director, President, Secretary, Treasurer Chief Operating Officer 6536 102nd PL NE, Kirkland, WA 98033	2,000,000	5.12%
Common	Hiro Mitsuchi Director 800 Bellevue Way, Suite 400 Bellevue, WA 98004	-0-	0%
Common	J. Roland Vetter Chief Financial Officer 189 Talisman Ave, Vancouver BC V5Y2L6	-0-	0%
Common	Lisa Boksenbaum, General Council	1,000,000	2.56%
Common	Significant shareholders, directors and officers as a group (5)	-3,000,000-	7.68*%
 (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.
We have not sold any securities within the past three years without registering the securities under the Securities Act of 1933.

ITEM 13.                      EXHIBITS

Exhibit
Number             Description

3.1                  Articles of Incorporation*
3.2                  By-laws*
31.1                Section 302 Certification – Chief Executive Officer
31.2                Section 302 Certification – President
31.3                Section 302 Certification – Chief Financial Officer
32.1        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.
32.3        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer10.1                Acquisition Agreement of ACP from Rusheen
10.2                Coach Capital loan agreement - up to $2 million
10.3                Rescission Agreement

*Incorporated by reference to our SB2 Registration Statement, file number 333-119566, filed on October 30, 2006.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, Schumacher & Associates, Inc., during the years ended June 30, 2010 and 2009, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year was $15,650 and $10,050, respectively.

Audit Related Fees.

We incurred $37,144 to auditors for audit related fees during the fiscal years ended June 30, 2010 and $nil during the fiscal year ended June 30,2009.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended June 30, 2010 and 2009.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2010 and 2009.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th  day of October, 2010.

BRAZIL GOLD CORP.

Date: October 18 2010                                            By: /s/ Dr Thomas E Sawyer
Name: Dr. Thomas E. Sawyer
Title: Chairman of the Board/Chief Executive Officer, principal executive officer

Date: October 18 2010                                            By: /s/ Phillip E Jennings
Name:Phillip E Jennings
Title: Director, President, Secretary, Chief Operating Officer

Date: October 18, 2010                                           By: /s/ J Roland Vetter

Name: J Roland Vetter
Title: Chief Financial Officer, principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dr. Thomas E. Sawyer
Name: Thomas E. Sawyer, Member of the Board of Directors
Date: October 19, 2010

By: /s/ Phillip Jennings
Name: Phillip Jennings, Member of the Board of Directors
Date: October 19, 2010

 By: _________________________________________
Name: Hiro Mitsuchi, Member of the Board of Directors
Date: October 19, 201