Form 10-Q
period 2010-09-30
BRAZIL GOLD CORP.
filed 2010-11-18
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Registrant’s telephone number, including area code: 1-877-344-2729

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
Yes     No  X

Number of shares outstanding of the registrant’s class of common stock as of November 12, 2010: 83,000,000

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements                                                      (Unaudited)                                                      Page

Balance Sheets	F-2

Interim Statements of Operations	F-3

Interim Statement of Other Comprehensive Income (Loss)	F-4

Interim Statements of Cash Flows	F-5

Interim Statement of Stockholders’ (Deficit)	F-6

Notes to Interim Financial Statements	F-7 to F-12

Item 2.  Management’s Discussion and Analysis                                                                                                                     15

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                                                                      17

Item 4.  Controls and Procedures                                                                                                                                                  17

Item 4(A) T.  Controls and Procedures                                                                                                                                        17

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                                                                                              18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable                                                    18

Item 3.  Defaults upon Senior Securities – Not Applicable                                                                                                      18

Item 4.  Removed and Reserved                                                                                                                                                    18

Item 5.  Other Information                                                                                                                                                              18

Item 6.  Exhibits                                                                                                                                                                                19

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

BRAZIL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Page

Financial Statements:

Balance Sheets	F-2

Interim Statements of Operations	F-3

Interim Statement of Other Comprehensive Income (Loss)	F-4

Interim Statements of Cash Flows	F-5

Interim Statement of Stockholders’ (Deficit)	F-6

Notes to Interim Financial Statements	F-7 to F-12

BRAZIL GOLD CORP.

BALANCE SHEETS

	September 30, 2010 (Unaudited)	June 30, 2010 (See Note 1)

ASSETS

Current
Cash and cash equivalent	$1,521	$8,125
Prepaid expenses	19,544	5,000
Advances receivable – related party (Note 5)	42,303	13,111
Total Current Assets	63,368	26,236

Furniture and Equipment, net of depreciation of $140 and $29 respectively	1,385	1,495

TOTAL ASSETS	$64,753	$27,731

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES

Current
Accounts payable	$47,432	$58,579
Accrued liabilities	25,339	14,000
Advances payable (Note 6)	53,116	53,116
Due to related parties (Note 5)	145,213	112,383
Convertible debenture – net of discount (Note 7)	1,819,391	1,473,286
Total Current Liabilities	2,090,491	1,711,364

TOTAL LIABILITIES	2,090,491	1,711,364

STOCKHOLDERS’ (DEFICIT)

Capital Stock
Authorized: (Note 10)
250,000,000 common shares, par value $0.001 per share 10,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
83,000,000 and 80,000,000 common shares respectively	83,000	80,000
Additional paid-in capital	1,753,924	679,099
Accumulated other comprehensive income/(loss)	5,417	5,531
Accumulated (Deficit)	(3,868,079)	(2,448,263)
Total Stockholders’ (Deficit)	(2,025,738)	(1,683,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$64,753	$27,731

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

		Three-month Period ending September 30, 2010		Three-month Period ending September 30, 2009

Revenue		$-		$-
		-		-
Expenses
Depreciation		111		-
Marketing and travel		9,162		-
Office and administration		11,048		505
Professional Fees		62,371		4,818
Consulting		90,000		-
Write-off of note receivable (Note 4)		160,114		-
Stock based compensation (Note 8)		1,075,165		-
Beneficial conversion feature		2,182		-
Total Expenses		1,410,153		5,323

Operating Loss		(1,410,153)		(5,323)

Other Income and (Expenses)
Interest Income		40,114		-
Interest Expense		(49,777)		-
Gain on sale of assets		-		377
Total Other Income (Expenses)		(9,663)		377

Net (Loss) from Continuing Operations		(1,419,816)		$(4,946)

Discontinued Operations (Note 9)
Net Income (Loss) from discontinued operations		-		3,833

Net (Loss) for the Period		$(1,419,816)		$(1,113)

Net Income (Loss) per Common Share
Basic And Diluted Loss from Continuing Operations		$(0.02)	$	Nil
Basic and Diluted Income from Discontinued Operations	$	Nil	$	Nil

Weighted Average Number of Shares Outstanding		82,282,609		80,000,000

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

INTERIM STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Three-month period ending September 30, 2010	Three-month period ending September 30, 2009

Net Loss	$(1,419,816)	$(1,113)

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(114)	-

Other Comprehensive Loss	$(1419,930)	(1,113)

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-month period ending September 30, 2010	Three-month period ending September 30, 2009

Cash Flows from Operating Activities
Net (loss) for the period	$(1,419,816)	$(1,113)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
(Gain) on sale of assets	-	(377)
Write off of note receivable	160,114	-
Depreciation and beneficial conversion feature	19,233	-
Stock based compensation	1,075,165	-
Currency remeasurement loss	(115)	-
Advances receivable – related party	(29,192)	-
Prepaid expenses	(14,544)	(1,327)
Notes receivable	(160,114)	60,000
Accounts payable and accrued expenses	192	(4,153)
Due to related parties	32,829	-
Advances payable	-	(60,000)
Accrued interest related to convertible debenture	49,644	-
Net Cash (Used in) Operating Activities	(286,604)	(6,970)

Cash Flows from Investing Activities
Additions to furniture and equipments	-	-
Disposal of furniture and equipment	-	1,200
Net Cash Provided by Investing Activities	-	1,200

Cash Flows From Financing Activities
Capital contributions	-	5,600
Proceeds from convertible debenture / notes payable	280,000	-
Net Cash Provided by Financing Activities	280,000	5,600

(Decrease) in Cash during the Period	(6,604)	(170)

Cash, Beginning Of Period	8,125	170

Cash, End Of Period	$1,521	$-

Non-cash Transactions
Beneficial conversion feature	$2,182	$-

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)
For the Period from July 1, 2009 to September 30, 2010

			CAPITAL STOCK
					ADDITIONAL		ACCUMULATED
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	INCOME	TOTAL
Balance as of June 30, 2009	-	-	80,000,000	80,000	45,585	(144,869)	6,153	(13,131)
May 9, 2010 – shares issued as per Acquisition Agreement	-	-	44,000,000	44,000	-	-	-	44,000
June 1, 2010 – shares returned as per Rescission Agreement	-	-	(44,000,000)	(44,000)	-	-	-	(44,000)
Foreign currency translation adjustment	-	-	--	-	-	-	(622)	(622)
Capital contributions	-	-	-	-	20,850	-	-	20,850
Stock based compensation (Note 10)	-	-	-	-	518,195	-	-	518,195
Beneficial conversion feature	-	-	-	-	94,469	-	-	94,469
Net (loss) for the year	-	-	-	-	-	(2,303,394)	-	(2,303,394)
Balance As of June 30, 2010	-	-	80,000,000	80,000	679,099	(2,448,263)	5,531	(1,683,633)
July 23, 2010 – shares issued as stock based compensation	-	-	3,000,000	3,000	897,000	-	-	900,000
Foreign currency translation adjustment	-	-	-	-	-	-	(114)	(114)
Stock-based compensation (Note 8)	-	-	-	-	175,165	-	-	175,165
Beneficial conversion feature	-	-	-	-	2,660			2,660
Net Loss for the period	-	-	-	-	-	(1,419,816)	-	(1,419,816)
Balance, as of September 30, 2010	-	$-	83,000,000	$83,000	$1,753,924	$(3,868,079)	$5,417	$(2,025,738)

The accompanying notes are an integral part of these  statements.

BRAZIL GOLD CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1                 Basis of Presentation

While the information presented in the accompanying interim  financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented.  Except as disclosed below, these interim  financial statements follow the same accounting policies and methods of their application as Brazil Gold Corp’s. (The “Company”) audited June 30, 2010 annual financial statements.  It is suggested that these interim  financial statements be read in conjunction with Brazil Gold Corp’s. June 30, 2010 audited financial statements.

The information as of June 30, 2010 is taken from the audited financial statements of this date.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Note 2                 Going Concern

The accompanying  financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  However, the Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $3,868,000.  These matters raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying  balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations.  The Company is seeking additional means of financing to fund its business plan.  There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The  financial statements do not include any adjustments that might result from these uncertainties.

Note 3                 Income Taxes

We are subject to U.S. federal income taxes.  We have had losses to date, and therefore, have paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry forwards.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry forwards.  The net operating loss carry forward, if not used, will expire in various years through 2030.  NOL carry forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2010	2,448,263	Various	954,823	(954,823)	(13,918)	—
September 30, 2010	1,419,816	2030	553,728	(553,728)	(401,095)	-

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:
Income tax benefit at statutory rate resulting from NOL carry forwards	(39%)
Deferred income tax valuation allowance	39%
Actual tax rate	0%

Note 4                 Note Receivable

The Company carries its note receivable at cost or loan balance, subject to the valuation procedures as described below.  The book value of this financial instrument is representative of its fair value.  This note is for funds advanced to Rusheen Handels AG, a Swiss corporation (“Rusheen”), with whom the Company was in negotiations and doing due diligence to acquire Rusheen’s 99% interest in its Brazilian subsidiary Amazônia Capital e Participaçơes Ltda. (“Amazonia”).

As at September 30, 2010, the Company had advanced $1,381,000 to Rusheen under a note receivable arrangement (none in 2009).  The notes are uncollateralized and bear interest as 12% effective January 2, 2010.  There is no set maturity date.  Interest is accrued at 12% per annum, not compounded and calculated monthly on the note receivable as earned.  Imputed interest of $94,401 was recorded as at September 30, 2010.

As per the Company’s accounting policy, the Company will maintain a valuation for certain loans that are delinquent, have significant collateral deficiencies or have other attributes that reduce their collectability potential.  The valuation account is netted against notes receivable.  At June 30, 2010 and September 30, 2010, management determined to write-off $1,507,226 including imputed interest towards this note receivable, as the agreement to acquire the Brazilian company was rescinded and repayment of such note receivable, imputed interest and a sundry receivable are substantially doubtful and considered impaired.

Note 5                 Due to/from Related Parties

As of September 30, 2010 the Company had a total of $75,000 in accrued consulting fees as due to officers of the Company.  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

As of September 30, 2010, the Company had a total of $70,213 in advances payable to officers of the Company for expenses paid on behalf of the Company.  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

As of September 30, 2010, the Company had a total of $42,303 in accounts receivable from a related party.  This balance was a result of overpayment to the related party in relation to expenses paid on behalf of the Company.  This balance is unsecured, non-interest bearing, due on demand and does not follow any specific repayment terms.

Note 6                 Advances Payable

As of September 30, 2010, the Company had a total of $53,116 in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

Note 7                 Convertible Debenture

On January 2, 2010, the Company entered into an agreement with an unrelated third-party for an aggregate loan facility that is not to exceed $2 million, allowing for draw-downs.  In the form of convertible promissory note, for value received, on July 2, 2011 being the maturity date, these advances must be repaid, or the promissory note holder may convert at its election the outstanding balance , plus interest accrued at the rate of 12% per annum, calculated monthly and not compounded, into shares of common  stock at the lesser of (a) $1.00 per share and (b) the average weighted trading price for the Company’s common stock during the 20-day period prior to the conversion date.

This note was made up of two categories: Funds advanced to Rusheen Handel AG as disclosed in Note 4 above and funds advanced to the Company for its on going operating expenses being: $1,381,000 and $387,399,  respectively. In addition, interest accrued to the end of September 30, 2010 on the note was $108,361.

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

The beneficial conversion feature has been deducted from the total amount owed, of $97,129 and shown as additional paid up capital. This beneficial conversion feature has been amortized over the life of the convertible debenture, which amounts to $19,122, for the three month period ended September 30, 2010.

Note 8                 Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of the pronouncement, stock-based compensation cost is measure at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2010 and 2009 was $175,165 and Nil, respectively.  Remaining compensation expense relating to nonvested options is $477,498 and will be recognized within the 18 months.

On January 7, 2010, the board approved the 2010 Stock Incentive & Compensation Plan thereby reserving an additional 8,000,000 common shares for issuance to employees, directors and consultants, of which 2,750,00 were granted at $0.56 exercise price.

The options shall be exercisable, in whole or in part, according to the following vesting schedule:
•
Twenty five percent (25%) of the total number of shares granted under the option scheme vested immediately as January 7, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) were vested on July 6, 2010 and

•
The remaining Fifty  percent (50%) of the shares granted under the option scheme shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director, employee or consultant.

On July 1, 2010, the board approved and granted an additional 500,000 common shares  at a $0.56 exercise price to a director.

The July 2010 options shall be exercisable, in whole or in part, according to the following vesting schedule:
•
Twenty five percent (25%) of the total number of shares granted under the option scheme vested immediately as July 1, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) on January 1, 2011 and

•
The remaining fifty percent (50%) of the shares granted under the option scheme shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director.

During the quarter ended September 30, 2010, the Company recognized stock based compensation expense in the amount of $175,165 for the vested portion of options issued January 7, 2010 and July 1, 2010.

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

Risk free interest rate	1.62%
Expected dividend yield	0.0%
Expected stock price volatility	110.00%
Expected Life of options	3.24 years

The following table summarizes the activity under the Company’s stock option plan:

	Shares	Weighted Average Exercise Price
Balance, June 30, 2010	2,750,000	$0.56
Options granted for the period	500,000	$0.56
Options cancelled	-	-
Options exercised	-	-
Balance, September 30, 2010	3,250,000	$0.56

Options vested at September 30, 2010	1,500,000	$0.56

Note 9                 Discontinued Operations

The Company’s attempts over the past years to build a business that assists consumers with their security needs had not come to fruition so management decided to change the business focus and look for other opportunities.  Therefore, management decided to discontinue its security business and reflect such discontinuance in its operating statement and cash flow statements effective January 1, 2010.

During the three month periods ending September 30, 2010 and 2009, the Company had $nil and $3,840 in revenue, respectively, related to its discontinued operations.

	Three month period ended September 30, 2010	Three month period ended September 30, 2009

Revenue	$-	$3,840

Expenses
Office and administration	-	7
Total Expenses	-	7

Net income from Discontinued Operations	$-	$3,833

The Company did not have significant assets and liabilities relating to discontinued operations as held for sale as of September 30, 2010 and 2009.

Note 10                 Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share.  There were no issued and outstanding preferred shares as at September 30, 2010.

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share.  At September 30, 2010, the Company has 83,000,000 shares of common stock issued and outstanding.

At a meeting of the Board of Directors dated July 23, 2010, the Board approved a grant of a total of three million (3,000,000) restricted shares of the Company’s common stock to Phillip E Jennings and Lisa S. Boksenbaum, with two million (2,000,000) going to Mr. Jennings, or his assigns, and one million (1,000,000) going to Ms. Boksenbaum.

In May 2010, the Company entered into an Acquisition Agreement to acquire 99% of the outstanding shares of ACP.  As part of the acquisition, the Company issued 44,000,000 shares to ACP as contingent consideration for acquiring the 99% interest in ACP.  On September 15, 2010, the Company, effective as of June 1, 2010, entered into a Mutual Rescission Agreement and General Release between the Company and Rusheen, pursuant to which the parties agreed that all agreements constituting and comprising the acquisition of Amazonia entered into on May 19, 2010, as amended and consummated on June 1, 2010, were rescinded.  As a result of such rescission, all of the 99% interest in the issued and outstanding share capital of Amazonia held by Brazil Gold Corp. was transferred back to Rusheen and Rusheen now owns 99% of the issued and outstanding ownership units of Amazonia.  Furthermore, the 44,000,000 shares of the Company’s common stock that were issued in connection with the acquisition were returned to the Company.  The accounts of the Company reflect such rescission as at June 30, 2010.

Note 11                 Subsequent Events

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

It is for this reason that on November 13, 2009, the Company entered into a Letter of Intent with Rusheen Handels AG, a Swiss corporation ("Rusheen") for the acquisition by the Company of Rusheen's 99% ownership interest in its Brazilian subsidiary Amazônia Capital e Participaçơes Ltda. (“Amazonia”) in exchange for (a) 44 million restricted shares of the Company's common stock and (b) a 2.5% net smelter return royalty on mineral production from Amazonia mineral claims located in Brazil. Amazonia is the owner of numerous poly-metallic mineral claims covering approximately 824,411 hectares (2,037,119 acres) in three states in the Tapajos Greenstone Belt in the Amazon Basin of Brazil.  The primary mineral target is gold, but copper, nickel, iron ore, manganese and tin are also found in the area.  The legal claims are located in three western states: Amazonas, Mato Grosso and Rondonia.

The agreement to acquire Rusheen's ownership interest in Amazonia was contingent on the parties entering into a written definitive acquisition agreement, approval by both parties' board of directors and upon the completion of a due diligence investigation by each party.

On May19, 2010, Brazil Gold Corp., entered into an Acquisition Agreement (the “Acquisition Agreement”) with Rusheen whereby the Company was to acquire all of Rusheen’s ownership units in “Amazonia

Unfortunately, the size of the package of the mineral claims resulted in a lengthy due diligence exercise and upon completion and signing the definitive agreement on May 19, 2010, as set out above, the market conditions had changed, resulting in great difficulty in raising sufficient funds to conduct exploration work on the extensive mineral claims. It is for this reason on September 15, 2010, the Company, effective as of June 1, 2010, entered into a Mutual Rescission Agreement and General Release between the Company and Rusheen, pursuant to which the parties agreed that all agreements constituting and comprising the acquisition of Amazonia entered into on May 19, 2010, as amended and consummated on June 1, 2010, were rescinded.  As a result of such rescission, all of the 99% interest in the issued and outstanding share capital of Amazonia held by Brazil Gold Corp. was transferred back to Rusheen and Rusheen now owns 99% of the issued and outstanding ownership units of Amazonia.  Furthermore, the 44,000,000 shares of the Company’s common stock that were issued in connection with the Acquisition Agreement were returned to the Company and will be cancelled.

Material Changes in Financial Condition

At September 30, 2010, we had a working capital deficit of ($2,027,123), compared to a working capital deficit of ($1,685,128), at June 30, 2010.  At September 30, 2010, our total assets consisted of cash of $1,521, prepaid expenses of $19,544, advance receivable from a related party of $42,303, and capital assets of $1,385.  This compares with total assets at June 30, 2010 consisting of cash of $8,125, prepaid expenses of $5,000, advance receivable from a related party of $13,111, and capital assets of $1,495.  These material changes have arisen as a result of the Company having raised funds in the form of uncollateralized loan, As at September 30, 2010 $401,359 of the advances payable were uncollateralized with convertible promissory notes, bearing interest at 12% per annum, and due in full July 2011.  Refer to note 7 in the financial statements.

These funds were advanced to Rusheen, so that Amazonia had working capital to fund its property taxes and on-going expenses to ensure it retains such mineral rights.  Refer to note 4 in the financial statements.

At September 30, 2010, our total current liabilities increased to $2,090,491 from $1,711,364 at June 30, 2010.  During the three months ended September 30, 2010, accounts payable, accrued liabilities, and advances payable increased by $401,359.

Since our existing cash balance is $1,521, we do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month period ended September 30, 2010 (September 30, 2009: $3,840.  This has been disclosed as discontinued operations in the accompanying financial statements.

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended September 30, 2010, Compared To The Three Months Ended September 30, 2009.

There were no revenues from the discontinued operations of the sale of security products and services during the three months ending September 30, 2010, compared to $3,840 revenues during the three months ended September 30, 2009.

For the three months ended September 30, 2010, operating expenses were $1,410,153 compared to $5,323 during the three months ended September 30, 2009.  The increase was principally due to an increase in our professional and consulting fees for due diligence work being carried out on the ACP operations in Brazil as well as stock based compensation on share options granted.

Operating expenses during the three months ended September 30, 2010, consisted of depreciation of $111 (2009:nil),travel expenses $9,162 (2009:nil), office and administration of $11,048 (2009: $505), professional fees of $62,371, (2009: $4,818) consulting fees of $90,000 (2009: nil), write-off of note receivable of $160,114 (2009: nil), stock based compensation of $1,075,165 (2009:nil), and beneficial conversion feature of $2,182 (2009:nil).

During the three month period ended September 30, 2010, we recognized a net loss of $1,419,816 compared to a net loss of $1,113 for the three-month period ended September 30, 2009.  The increased loss of $1,418,703 was due to an increase in our activities over the prior period as discussed above.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2010.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1                     CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
31.2                     CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
32.2                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15 day of November, 2010.

BRAZIL GOLD CORP.

Date: November 15, 2010                                           By: /s/ Dr. Thomas E. Sawyer
Name: Dr. Thomas E. Sawyer
Title: Chairman of the Board/Chief Executive Officer, principal executive officer and Secretary

Date: November 15 2010                                           By: /s/ J Roland Vetter

Name: J Roland Vetter
Title: Chief Financial Officer/Principal Financial Officer, principal accounting officer