Form 10-Q
period 2010-12-31
BRAZIL GOLD CORP.
filed 2011-02-18
CIK 1301075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes     No  X

Number of shares outstanding of the registrant’s class of common stock as of February 18, 2011: 83,000,000

PART I – FINANCIAL INFORMATION

Item 1.  Interim Financial Statements                                                                (Unaudited)                                                                                                                                                                                                                                           Page

Balance Sheets	F-2

Interim Statements of Operations	F-3 to F-4

Interim Statement of Other Comprehensive Income (Loss)	F-5

Interim Statements of Cash Flows	F-6

Interim Statement of Stockholders’ (Deficit)	F-7

Notes to Interim Financial Statements	F-8 to F-14

Item 2. Management’s Discussion and Analysis	17

Item 3. Quantitative and Qualitative Disclosure about Mark Rise	19

Item 4. Controls and Procedures	19

Item 4(A) T. Controls and Procedures	19

PART II – OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

BRAZIL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

Page

Interim Financial Statements (unaudited):

Balance Sheets	F-2

Interim Statements of Operations	F-3 to F-4

Interim Statement of Other Comprehensive Income (Loss)	F-5

Interim Statements of Cash Flows	F-6

Interim Statement of Stockholders’ (Deficit)	F-7

Notes to Interim Financial Statements	F-8 to F-14

BRAZIL GOLD CORP.

BALANCE SHEETS

	December 31, 2010 (Unaudited)	June 30, 2010 (See Note 1)

ASSETS

Current
Cash and cash equivalent	$18	$8,125
Prepaid expenses	11,243	5,000
Advances receivable – related party (Note 5)	2,111	13,111
Total Current Assets	13,372	26,236

Furniture and Equipment, net of depreciation of $222 and $29 respectively for December 31 and June 30, 2010`	1,274	1,495

TOTAL ASSETS	$14,646	$27,731

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES

Current
Accounts payable	$75,217	$58,579
Accrued liabilities	7,500	14,000
Advances payable (Note 6)	42,940	53,116
Due to related parties (Note 5)	190,563	112,383
Convertible debenture – net of discount (Note 7)	1,927,922	1,473,286
Total Current Liabilities	2,244,142	1,711,364

TOTAL LIABILITIES	2,244,142	1,711,364

STOCKHOLDERS’ (DEFICIT)

Capital Stock
Authorized: (Note 10)
250,000,000 common shares, par value $0.001 per share 10,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
83,000,000 and 80,000,000 common shares respectively	83,000	80,000
Additional paid-in capital	1,911,604	679,099
Accumulated other comprehensive income	5,417	5,531
Accumulated (Deficit)	(4,229,517)	(2,448,263)
Total Stockholders’ (Deficit)	(2,229,496)	(1,683,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$14,646	$27,731

  The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

		Three-month Period ending December 31, 2010		Three-month Period ending December 31, 2009

Revenue		$-		$-
		-		-
Expenses
Depreciation		111		-
Marketing and travel		6,853		1,775
Office and administration		8,175		4,667
Professional Fees		3,148		40,786
Consulting		95,000		22,500
Write-off of note receivable (Note 4)		-		-
Stock based compensation (Note 8)		157,681		-
Beneficial conversion feature		36,061		-
Total Expenses		307,029		69,728

Operating (Loss)		(307,029)		(69,728)

Other Income and (Expenses)
Interest Income		-		-
Interest Expense		(54,409)		-
Gain on sale of assets		-		-
Total Other Income (Expenses)		(54,409)		-

Net (Loss) from Continuing Operations		(361,438)		$(69,728)

Discontinued Operations (Note 9)
Net Income from discontinued operations		-		-

Net (Loss) for the Period		$(361,438)		$(69,728)

Net Income (Loss) per Common Share
Basic And Diluted Loss from Continuing Operations	$	Nil	$	Nil
Basic and Diluted Income from Discontinued Operations	$	Nil	$	Nil

Weighted Average Number of Shares Outstanding		83,000,000		80,000,000

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

		Six-month Period ending December 31, 2010		Six-month Period ending December 31, 2009

Revenue		$-		$-
		-		-
Expenses
Depreciation		222		1,775
Marketing and travel		16,015		5,172
Office and administration		19,223		45,604
Professional Fees		65,520		22,500
Consulting		185,000		-
Write-off of note receivable (Note 4)		160,114		-
Stock based compensation (Note 8)		1,232,846		-
Beneficial conversion feature		38,243		-
Total Expenses		1,717,183		75,051

Operating (Loss)		(1,717,183)		(75,051)

Other Income and (Expenses)
Interest Income		40,114		-
Interest Expense		(104,185)		-
Gain on sale of assets		-		377
Total Other Income (Expenses)		(64,071)		377

Net from Continuing Operations		(1,781,254)		$(74,674)

Discontinued Operations (Note 9)
Net Income (Loss) from discontinued operations		-		3,833

Net (Loss) for the Period		$(1,781,254)		$(70,841)

Net Income (Loss) per Common Share
Basic And Diluted Loss from Continuing Operations		$(0.02)	$	Nil
Basic and Diluted Income from Discontinued Operations	$	Nil	$	Nil

Weighted Average Number of Shares Outstanding		82,461,304		80,000,000

  The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

INTERIM STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six-month period ending December 31, 2010	Six-month period ending December 31, 2009

Net (Loss)	$(1,781,254)	$(70,841)

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(114)	-

Other Comprehensive (Loss)	$(1,781,368)	$(70,841)

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-month period ending December 31, 2010	Six-month period ending December 31, 2009

Cash Flows from Operating Activities
Net (loss) for the period	$(1,781,254)	$(70,841)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
(Gain) on sale of assets	-	(377)
Write off of note receivable	160,114	-
Depreciation and beneficial conversion feature	38,465	-
Stock based compensation	1,232,846	-
Currency remeasurement loss	(114)	-
Advances receivable – related party	10,999	-
Prepaid expenses	(6,243)	446
Notes receivable	(160,114)	(481,758)
Accounts payable and accrued expenses	10,138	6,696
Due to related parties	78,179	28,429
Advances payable	(10,175)	18,185
Accrued interest related to convertible debenture	104,052	-
Net Cash (Used in) Operating Activities	(323,107)	(499,220)

Cash Flows from Investing Activities
Disposal of furniture and equipment	-	1,200
Net Cash Provided by Investing Activities	-	1,200

Cash Flows From Financing Activities
Capital contributions	-	20,850
Proceeds from convertible debenture / notes payable	315,000	477,000
Net Cash Provided by Financing Activities	315,000	497,850

(Decrease) in Cash during the Period	(8,107)	(170)

Cash, Beginning Of Period	8,125	170

Cash, End Of Period	$18	$-

Non-cash Transactions
Beneficial conversion feature	$36,062	$-

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)
For the Period from July 1, 2009 to December 31, 2010
(unaudited)

			CAPITAL STOCK
					ADDITIONAL		ACCUMULATED
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	INCOME	TOTAL
Balance as of June 30, 2009	-	-	80,000,000	80,000	45,585	(144,869)	6,153	(13,131)
May 9, 2010 – shares issued as per Acquisition Agreement	-	-	44,000,000	44,000	-	-	-	44,000
June 1, 2010 – shares returned as per Rescission Agreement	-	-	(44,000,000)	(44,000)	-	-	-	(44,000)
Foreign currency translation adjustment	-	-	--	-	-	-	(622)	(622)
Capital contributions	-	-	-	-	20,850	-	-	20,850
Stock based compensation (Note 10)	-	-	-	-	518,195	-	-	518,195
Beneficial conversion feature	-	-	-	-	94,469	-	-	94,469
Net (loss) for the year	-	-	-	-	-	(2,303,394)	-	(2,303,394)
Balance As of June 30, 2010	-	-	80,000,000	80,000	679,099	(2,448,263)	5,531	(1,683,633)
July 23, 2010 – shares issued as stock based compensation	-	-	3,000,000	3,000	897,000	-	-	900,000
Foreign currency translation adjustment	-	-	-	-	-	-	(114)	(114)
Stock-based compensation (Note 8)	-	-	-	-	332,845	-	-	332,845
Beneficial conversion feature	-	-	-	-	2,660			2,660
Net Loss for the period	-	-	-	-	-	(1,781,254)	-	(1,781,254)
Balance, as of December 31, 2010	-	$-	83,000,000	$83,000	$1,911,604	$(4,229,517)	$5,417	$(2,229,496)

BRAZIL GOLD CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2010
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

Note 2                 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  However, the Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $4,230,000.  These matters raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations.  The Company is seeking additional means of financing to fund its business plan.  There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

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

BRAZIL GOLD CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)
The Company’s deferred tax assets, valuation allowance and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2010	2,448,263	Various	954,823	(954,823)	(13,918)	—
December 31, 2010	1,781,254	2030	694,689	(694,689)	(694,689)	-

Income taxes at the statutory rate are reconciled to our actual income taxes as follows:
Income tax benefit at statutory rate resulting from NOL carry forwards	(39%)
Deferred income tax valuation allowance	39%
Actual tax rate	0%

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

As at December 31, 2010, the Company had advanced $1,381,000 to Rusheen under a note receivable arrangement ($577,000 in 2009).  The notes are uncollateralized and bear interest as 12% effective January 2, 2010.  There is no set maturity date.  Interest is accrued at 12% per annum, not compounded and calculated monthly on the note receivable as earned.  No interest was imputed during the three-period ended December 31, 2010.  Imputed interest of $94,401 was recorded as at December 31, 2010.

As per the Company’s accounting policy, the Company will maintain a valuation for certain loans that are delinquent, have significant collateral deficiencies or have other attributes that reduce their collectability potential.  The valuation account is netted against notes receivable.  At June 30, 2010 and December 31, 2010, management determined to write-off $1,507,226 including imputed interest towards this note receivable, as the agreement to acquire the Brazilian company was rescinded and repayment of such note receivable, imputed interest and a sundry receivable are substantially doubtful and considered impaired.

Note 5                 Due to/from Related Parties

As of December 31, 2010 the Company had a total of $100,563 in accrued consulting fees as due to officers of the Company.  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

As of December 31, 2010, the Company had a total of $90,000 in advances payable to officers of the Company for expenses paid on behalf of the Company.  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

As of December 31, 2010, the Company had a total of $2,111 in accounts receivable from a related party.  This balance was a result of overpayment to the related party in relation to expenses paid on behalf of the Company.  This balance is unsecured, non-interest bearing, due on demand and does not follow any specific repayment terms.

BRAZIL GOLD CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)
Note 6                 Advances Payable

As of December 31, 2010, the Company had a total of $42,940 in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

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

This note was made up of two categories: Funds advanced to Rusheen Handel AG as disclosed in Note 4 above and funds advanced to the Company for its ongoing operating expenses being: $1,381,000 and $422,399 respectively. In addition, interest accrued to the end of December 31, 2010 on the note was $162,770.

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

The beneficial conversion feature has been deducted from the total amount owed, of $97,129 and shown as additional paid up capital. This beneficial conversion feature has been amortized over the life of the convertible debenture, which amounts to $38,244, for the six month period ended December 31, 2010.

Note 8                 Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of the pronouncement, stock-based compensation cost is measure at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the six months ended December 31, 2010 and 2009 was $1,221,543 and Nil, respectively.  Remaining compensation expense relating to nonvested options is $303,893 and will be recognized within the 18 months.

BRAZIL GOLD CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)
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

On April 19, 2010, the board approved and granted an additional 50,000 common shares at a $1.00 exercise price to the internal general counsel.

The April 2010 options shall be exercisable, in whole or in part, according to the following vesting schedule:
Twenty five percent (25%) of the total number of shares granted under the option scheme on  July 7, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) on October 19, 2011 and
•
The remaining fifty percent (50%) of the shares granted under the option scheme shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director.

On July 1, 2010, the board approved and granted an additional 500,000 common shares at a $0.56 exercise price to a director

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

During the quarter ended December 31, 2010, the Company recognized stock based compensation expense in the amount of $157,681 for the vested portion of options issued January 7, 2010, April 19, 2010 and July 1, 2010.

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

The following table summarizes the activity under the Company’s stock option plan:

BRAZIL GOLD CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

	Shares	Weighted Average Exercise Price
Balance, September 30, 2010	3,250,000	$0.56
Options granted for the period	50,000	$1.00
Options cancelled	-	-
Options exercised	-	-
Balance, December 31, 2010	3,300,000	$0.57

Options vested at December 31, 2010	1,762,500	$0.57

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

During the three month periods ending December 31, 2010 and 2009, the Company had $nil and $3,840 in revenue, respectively, related to its discontinued operations.

	Six month period ended December 31, 2010	Six month period ended December 31, 2009

Revenue	$-	$3,840

Expenses
Office and administration	-	7
Total Expenses	-	7

Net income from Discontinued Operations	$-	$3,833

The Company did not have significant assets and liabilities relating to discontinued operations as held for sale as of December 31, 2010 and 2009.

Note 10                 Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share.  There were no issued and outstanding preferred shares as at December 31, 2010.

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share.  At December 31, 2010, the Company has 83,000,000 shares of common stock issued and outstanding.

At a meeting of the Board of Directors dated July 23, 2010, the Board approved a grant of a total of three million (3,000,000) restricted shares of the Company’s common stock to Phillip E Jennings and Lisa S. Boksenbaum, with two million (2,000,000) going to Mr. Jennings, or his assigns, and one million (1,000,000) going to Ms. Boksenbaum.

BRAZIL GOLD CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)
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

On January 21, 2011 the Company announced it had entered into a Letter of Intent (LOI) with privately held Mineracao Rio De Padras Ltda to acquire the Luziania Gold Project in Goias State, Brazil.

The  LOI is a non-binding agreement and the terms of acquisition will be based on the results of Brazil Gold’s due diligence review of the project, with industry standard guidelines.

The following information is provided primarily by the Luziania Gold Project seller and its agents. It is preliminary and subject to final due diligence by Brazil Gold management. The seller’s forecasts and projections are also included as reference data points for fuller disclosure only, and do not represent the Company’s projections or forecasts.

The Luziania Gold Project (LGP) is located about 50 kilometers southwest of Brasilia, the capital of Brazil, and ten km from the City of Luziania with excellent roads and access to power, water and skilled labor.  Under active development for the past 21 years, LGP carries mining permits, environmental impact studies and ore recovery analyses. Brazil’s National Department of Mineral Production has approved the LGP project, subject only to the customary Mining Concession by the Mine and Energy Ministry.  The City of Luziania offers all necessary logistic support including communication, health care and its own airport.

The initial resource targeted for production is the soft, oxidized ‘saprolite ores’ overlying a sulfide ore body.

Resource calculation of the LGP gold resource was done using the section method, by the UNAMGEM office, in Vancouver, Canada, following internationally accepted methodology and standards.

Only the oxidized material was evaluated, that is, the upper layer until the depth of 13 meters. The lower portion of the deposit, which consists of sulfide material was not considered as part of the resource.

The initial resource is based on more than 500 drill holes and 150 pit samples. Metallurgical recovery is estimated at 73% to 86%. Metallurgical testing was conducted by international quality labs including Lakefield Research in Canada.

BRAZIL GOLD CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)
The property covers 647 hectares (1,599 acres) although the current utilization plan covers only 109 hectares or 16.8 percent.

Additionally, other areas of the LGP property have been drilled. Falcao was initially explored with nine diamond drill and twelve reverse circulation drills and, at current gold prices, merits further exploration.

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

On May19, 2010, Brazil Gold Corp., entered into an Acquisition Agreement (the “Acquisition Agreement”) with Rusheen whereby the Company was to acquire all of Rusheen’s ownership units in “Amazonia.

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

On December 23, 2010, we entered into a non-binding Letter of Intent with Mineracao Rio De Padreas Ltda., a private Brazilian corporation (“Mineracao”), whereby we will acquire up to 100% of Mineracao’s interests in the Luziania Gold Project located in Goias State, Brazil. The terms of the acquisition will be based on the results of our due diligence review of the project and done in accordance with industry standards.

The Luziania Gold Project (LGP) is located about 50 kilometers southwest of Brasilia, the capital of Brazil, and ten kilometers from the City of Luziania with excellent roads and access to power, water and skilled labor.

Material Changes in Financial Condition

At December 31, 2010, we had a working capital deficit of ($2,230,770), compared to a working capital deficit of ($1,685,128), at June 30, 2010.  At December 31, 2010, our total assets consisted of cash of $18, prepaid expenses of $11,243, advance receivable from a related party of $2,111, and capital assets of $1,274.  This compares with total assets at June 30, 2010 consisting of cash of $8,125, prepaid expenses of $5,000, advance receivable from a related party of $13,111, and capital assets of $1,495.  These material changes have arisen as a result of the Company having raised funds in the form of uncollateralized loan.  As at December 31, 2010 $422,399 of the advances payable were uncollateralized with convertible promissory notes, bearing interest at 12% per annum, and due in full July 2011.  Refer to note 7 in the financial statements.

These funds were advanced to Rusheen, so that Amazonia had working capital to fund its property taxes and on-going expenses to ensure it retains such mineral rights.  Refer to note 4 in the financial statements.

At December 31, 2010, our total current liabilities increased to $2,244,142 from $1,711,364 at June 30, 2010.  During the six months ended December 31, 2010, accounts payable, accrued liabilities, advances payable, and amounts due to related parties increased by $78,142.

Since our existing cash balance is $18, we do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month period ended December 31, 2010 (December 31, 2009: nil).  This has been disclosed as discontinued operations in the accompanying financial statements.

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended December 31, 2010, Compared To The Three Months Ended December 31, 2009.

There were no revenues from the discontinued operations of the sale of security products and services during the three months ending December 31, 2010, or during the three months ended December 31, 2009.

For the three months ended December 31, 2010, operating expenses were $307,029 compared to $69,728 during the three months ended December 31, 2009.  The increase was principally due to an increase in our professional and consulting fees for due diligence work being carried out on the ACP operations in Brazil as well as stock based compensation on share options granted.

Operating expenses during the three months ended December 31, 2010, consisted of depreciation of $111 (2009:nil), travel expenses $6,853 (2009:$1,775), office and administration of $8,175 (2009: $4,667), professional fees of $3,148, (2009: $40,786) consulting fees of $95,000 (2009: $22,500), stock based compensation of $157,681 (2009:nil), and beneficial conversion feature of $36,061 (2009:nil).

During the three month period ended December 31, 2010, we recognized a net loss of $361,438 compared to a net loss of $69,728 for the three-month period ended December 31, 2009.  The increased loss of $291,710 was due to an increase in our activities over the prior period as discussed above.

For The Six Months Ended December 31, 2010, Compared To The Six Months Ended December 31, 2009.

There were no revenues from the discontinued operations of the sale of security products and services during the six months ending December 31, 2010, or during the six months ended December 31, 2009.

For the six months ended December 31, 2010, operating expenses were $1,717,183 compared to $75,051 during the six months ended December 31, 2009.  The increase was principally due to an increase in our professional and consulting fees for due diligence work being carried out on the ACP operations in Brazil as well as stock based compensation on share options granted and write-off of note receivable.

Operating expenses during the six months ended December 31, 2010, consisted of depreciation of $222 (2009:1,775), travel expenses $16,015 (2009:5,172), office and administration of $19,223 (2009: $45,604), professional fees of $65,520, (2009: $22,500) consulting fees of $185,000 (2009: nil), write-off of note receivable of $160,114 (2009: nil), stock based compensation of $1,232,846 (2009:nil), and beneficial conversion feature of $38,243 (2009:nil).

During the six month period ended December 31, 2010, we recognized a net loss of $1,781,254 compared to a net loss of $74,674 for the six-month period ended December 31, 2009.  The increased loss of $1,710,413 was due to an increase in our activities over the prior period as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended December 31, 2010.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1                     CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
31.2                     CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
32.2                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of February, 2011.

BRAZIL GOLD CORP.

Date: February 18, 2011By: /s/   Phillip E Jennings
Name: Phillip E Jennings
Title: President, principal executive officer and Secretary

Date: February 18, 2011                                           By: /s/ J Roland Vetter

Name: J Roland Vetter
Title: Chief Financial Officer/Principal Financial Officer, principal accounting officer