Form 10-Q
period 2011-03-31
BRAZIL GOLD CORP.
filed 2011-05-23
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: 1-425-922-0072

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☑

Number of shares outstanding of the registrant’s class of common stock as of May 20, 2011: 44,200,159

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Page

Condensed Financial Statements (unaudited):

Condensed Balance Sheets	F-2

Condensed Statements of Operations and Other Comprehensive Income (Loss)	F-3 to F-4

Condensed Statement of Stockholders’ (Deficit)	F-5

Condensed Statements of Cash Flows	F-6

Notes to Condensed Financial Statements	F-7 to F-12

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

CONDENSED BALANCE SHEETS

	March 31, 2011 (Unaudited)	June 30, 2010 (See Note 1)
ASSETS

Current
Cash and cash equivalent	$30,513	$8,125
Prepaid expenses	15,873	5,000
Advances receivable – related party (Note 5)	2,111	13,111
Total Current Assets	48,497	26,236

Furniture and Equipment, net of depreciation of $362 and $29 respectively for March 31, 2011 and June 30, 2010`	1,163	1,495

TOTAL ASSETS	$49,660	$27,731

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES

Current
Accounts payable	$63,680	$58,579
Accrued liabilities	7,937	14,000
Advances payable (Note 6)	42,940	53,116
Due to related parties (Note 5)	128,226	112,383
Convertible debenture – net of discount (Note 7)	2,203,429	1,473,286
Total Current Liabilities	2,446,212	1,711,364

TOTAL LIABILITIES	2,446,212	1,711,364

STOCKHOLDERS’ (DEFICIT)

Capital Stock
Authorized: (Note 10)
250,000,000 common shares, par value $0.001 per share 10,000,000 preferred shares, par value $0.001 per share
Issued and outstanding:
83,000,000 and 80,000,000 common shares respectively	83,000	80,000
Additional paid-in capital	2,060,765	679,099
Accumulated other comprehensive income	5,417	5,531
Accumulated (Deficit)	(4,545,734)	(2,448,263)
Total Stockholders’ (Deficit)	(2,396,552)	(1,683,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$49,660	$27,731

The accompanying notes are an integral part of these unaudited condensed financial statements

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three-month Period ending March 31, 2011	Three-month Period ending March 31, 2010
Expenses
Depreciation	$111	$-
General and administration expenses	259,294	517,024
Total Expenses	259,405	517,024

Operating (Loss)	(259,405)	(517,024)

Other Income and (Expenses)
Interest Income	-	19,150
Interest Expense	(56,811)	(19,150)
Gain on sale of assets	-	-
Total Other Income (Expenses)	(56,811)	-

Net (Loss) from Continuing Operations	(316,216)	(517,024)

Discontinued Operations (Note 9)
Net Income from discontinued operations	-	-

Net (Loss) for the Period	$(316,216)	$(517,024)

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	-	-

Other Comprehensive (Loss)	(316,216)	(517,024)

Net Income (Loss) per Common Share:
Basic And Diluted Loss from Continuing Operations	$0	$(0.01)
Basic and Diluted Income from Discontinued Operations	$0	$(0.01)

Weighted Average Number of Shares Outstanding	83,000,000	80,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine-month Period ending March 31, 2011	Nine-month Period ending March31, 2010
Expenses
Depreciation	$333	$-
General and administration expenses	1,976,256	592,075
Total Expenses	1,976,589	592,075

Operating (Loss)	(1,976,589)	(592,075)

Other Income and (Expenses)
Interest Income	40,114	19,150
Interest Expense	(160,996)	(19,150)
Gain on sale of assets	-	377
Total Other Income (Expenses)	(120,882)	377

Net from Continuing Operations	(2,097,471)	(591,698)

Discontinued Operations (Note 9)
Net Income from discontinued operations	-	3,833

Net (Loss) for the Period	$(2,097,471)	$(587,865)

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(114)	-

Other Comprehensive (Loss)	(2,097,585)	(587,865)

Net Income (Loss) per Common Share:
Basic And Diluted Loss from Continuing Operations	$(0.03)	$(0.01)
Basic and Diluted Income from Discontinued Operations	$0	$0

Weighted Average Number of Shares Outstanding	82,759,124	80,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the Period from July 1, 2009 to March 31, 2011

(unaudited)

		CAPITAL STOCK			ADDITIONAL		ACCUMULATED
	PREFERRED		COMMON		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	INCOME	TOTAL
Balance as of June 30, 2009	-	$-	80,000,000	$80,000	$45,585	$(144,869)	$6,153	$(13,131)
Foreign currency translation adjustment	-	-	-	-	-	-	(622)	(622)
Capital contributions	-	-	-	-	20,850	-	-	20,850
Stock based compensation (Note 10)	-	-	-	-	518,195	-	-	518,195
Beneficial conversion feature	-	-	-	-	94,469	-	-	94,469
Net (loss) for the year	-	-	-	-	-	(2,303,394)	-	(2,303,394)
Balance as of June 30, 2010	-	-	80,000,000	$80,000	$679,099	$(2,448,263)	$5,531	$(1,683,633)
July 23, 2010 – shares issued as stock based compensation	-	-	3,000,000	3,000	897,000	-	-	900,000
Foreign currency translation adjustment	-	-	-	-	-	-	(114)	(114)
Stock-based compensation (Note 8)	-	-	-	-	482,006	-	-	482,006
Beneficial conversion feature	-	-	-	-	2,660	-	-	2,660
Net Loss for the period	-	-	-	-	-	(2,097,471)	-	(2,097,471)
Balance as of March 31, 2011	-	$-	83,000,000	$83,000	$2,060,765	$(4,545,734)	$5,417	$(2,396,552)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ending March 31, 2011	Nine-month period ending March 31, 2010
Cash Flows from Operating Activities
Net (loss) for the period	$(2,097,471)	$(587,865)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
(Gain) on sale of assets	-	(377)
Write off of note receivable	160,114	-
Depreciation and beneficial conversion feature	57,698	2,182
Stock based compensation	1,382,007	385,362
Changes in working capital
Advances receivable – related party	10,999	-
Prepaid expenses	(10,873)	554
Accounts payable and accrued expenses	(962)	28,967
Due to related parties	15,842	125,031
Advances payable	(10,176)	39,283
Accrued interest related to convertible debenture	160,438	19,150
Net Cash (Used in) Operating Activities	(332,384)	12,287

Cash Flows from Investing Activities
Website development	-	(1,000)
Disposal of furniture and equipment	-	1,200
Notes receivable	(40,114)	(33,507)
Net Cash Used in Investing Activities	(40,114)	(33,307)

Cash Flows From Financing Activities
Capital contributions	-	20,850
Proceeds from convertible debenture / notes payable	395,000	-
Net Cash Provided by Financing Activities	395,000	20,850

Increase (Decrease) in Cash during the Period	22,502	(170)
Currency re-measurement loss	(114)	-

Cash, Beginning Of Period	8,125	170

Cash, End Of Period	$30,513	$-

Non-cash Transactions
Notes receivable	$(120,000)	$(822,000)
Convertible debenture	120,000	822,000
Beneficial conversion feature	2,660	13,095

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying condensed financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows in the condensed periods presented.  Except as disclosed below, these condensed financial statements follow the same accounting policies and methods of their application as Brazil Gold Corp’s. (The “Company”) audited June 30, 2010 annual financial statements.  It is suggested that these condensed financial statements be read in conjunction with Brazil Gold Corp’s. June 30, 2010 audited financial statements.

The information as of June 30, 2010 is taken from the audited financial statements of this date.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2011 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the financial statements of the Company.

Note 2

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern.  The Company has negative working capital and a stockholders’ deficit and has losses to date of approximately $4,545,734.  These matters raise substantial doubt about our ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations.  The Company is seeking additional means of financing to fund its business plan.  There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

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

The Company’s deferred tax assets, valuation allowance and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2010	2,303,394	Various	898,234	(898,234)	(19,378)	-
March 31, 2011	2,097,471	2030	818,014	(818,014)	(818,014)	-

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

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

As at March 31, 2011, the Company had advanced $1,381,000 to Rusheen under a note receivable arrangement ($822,000 in 2010).  The notes are uncollateralized and bear interest as 12% effective January 2, 2010.  There is no set maturity date. Interest is accrued at 12% per annum, not compounded and calculated monthly on the note receivable as earned.  No interest was imputed during the three-period ended March 31, 2011.  Imputed interest of $94,401 was recorded as at March 31, 2011.

As per the Company’s accounting policy, the Company will maintain a valuation for certain loans that are delinquent, have significant collateral deficiencies or have other attributes that reduce their collectability potential.  The valuation account is netted against notes receivable.  At June 30, 2010 and March 31, 2011, management determined to write-off $1,507,226 including imputed interest towards this note receivable, as the agreement to acquire the Brazilian company was rescinded and repayment of such note receivable, imputed interest and a sundry receivable are substantially doubtful and considered impaired.

Note 5

Due to/from Related Parties

As of March 31, 2011 the Company had a total of $128,226 in accrued consulting fees as due to officers of the Company. These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

As of March 31, 2011, the Company had a total of $2,111 in accounts receivable from a related party.  This balance was a result of overpayment to the related party in relation to expenses paid on behalf of the Company.  This balance is unsecured, non-interest bearing, due on demand and does not follow any specific repayment terms.

Note 6

Advances Payable

As of March 31, 2011, the Company had a total of $42,940 in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are unsecured, non-interest bearing, due on demand and do not follow any specific repayment terms.

Note 7

Convertible Debenture

On January 2, 2010, the Company entered into an agreement with an unrelated third-party for an aggregate loan facility that is not to exceed $2 million, allowing for draw-downs.  In the form of convertible promissory note, for value received, on July 2, 2011 being the maturity date, these advances must be repaid, or the promissory note holder may convert at its election the outstanding balance, plus interest accrued at the rate of 12% per annum, calculated monthly and not compounded, into shares of common  stock at the lesser of (a) $1.00 per share and (b) the average weighted trading price for the Company’s common stock during the 20-day period prior to the conversion date.

This note was made up of two categories: Funds advanced to Rusheen Handel AG as disclosed in Note 4 above and funds advanced to the Company for its ongoing operating expenses being: $1,381,000 and $622,399 respectively. In addition, interest accrued to the end of March 31, 2011 on the note was $219,155.

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The Company uses the Black-Scholes valuation model to value the convertible debenture.  The model requires management to make estimates which are subjective and may not be representative of actual results.  The guidance on beneficial conversions features applies to both convertible debt securities and convertible preferred stock.  A beneficial conversion feature is an embedded conversion right that is in the money, that is, the conversion feature enables the holder to obtain the underlying common stock at below market price.

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

The beneficial conversion feature has been deducted from the total amount owed of $97,129 and shown as additional paid up capital. This beneficial conversion feature has been amortized over the life of the convertible debenture, which amounts to $57,365, for the nine month period ended March 31, 2011.

Note 8

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of the pronouncement, stock-based compensation cost is measure at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the nine months ended March 31, 2011 and 2010 was $1,382,007 and $385,362, respectively. Remaining compensation expense relating to non-vested options is $170,426 and will be recognized within the 18 months.

On January 7, 2010, the board approved the 2010 Stock Incentive & Compensation Plan thereby reserving an additional 8,000,000 common shares for issuance to employees, directors and consultants, of which 2,750,00 were granted at $0.56 exercise price.

The options shall be exercisable, in whole or in part, according to the following vesting schedule:

•

Twenty five percent (25%) of the total number of shares granted under the option plan vested immediately as January 7, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) were vested on July 6, 2010 and

•

The remaining Fifty percent (50%) of the shares granted under the option plan shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director, employee or consultant.

On April 19, 2010, the board approved and granted an additional 50,000 common shares at a $1.00 exercise price to the internal general counsel.

The April 2010 options shall be exercisable, in whole or in part, according to the following vesting schedule:

•

Twenty five percent (25%) of the total number of shares granted under the option plan on  July 7, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) on October 19, 2011 and

•

The remaining fifty percent (50%) of the shares granted under the option plan shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director.

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

On July 1, 2010, the board approved and granted an additional 500,000 common shares at a $0.56 exercise price to a director

The July 2010 options shall be exercisable, in whole or in part, according to the following vesting schedule:

•

Twenty five percent (25%) of the total number of shares granted under the option plan vested immediately as July 1, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) on January 1, 2011 and

•

The remaining fifty percent (50%) of the shares granted under the option plan shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director.

During the quarter ended March 31, 2011, the Company recognized stock based compensation expense in the amount of $149,161 for the vested portion of options issued January 7, 2010, April 19, 2010 and July 1, 2010.

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

Risk free interest rate	1.62%
Expected dividend yield	0.0%
Expected stock price volatility	110.00%
Expected Life of options	3.24 years

The following table summarizes the activity under the Company’s stock option plan:

	Shares	Weighted Average Exercise Price
Balance, July 1, 2010	2,750,000	$0.57
Options granted for the period	550,000	$0.60
Options cancelled	-
Options exercised	-	-
Balance, March 31, 2011	3,300,000	$0.57

Options vested at March 31, 2011	2,456,250	$0.57

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

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

During the three month periods ending March 31, 2011 and 2010, the Company had $0 and $3,840 in revenue, respectively, related to its discontinued operations.

	Nine month period ended March 31, 2011	Nine month period ended March 31, 2010

Revenue	$-	$3,840

Expenses
Office and administration	-	7
Total Expenses	-	7

Net income from Discontinued Operations	$-	$3,833

The Company did not have significant assets and liabilities relating to discontinued operations as held for sale as of March 31, 2011 and 2010.

Note 10

Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share.  There were no issued and outstanding preferred shares as at December 31, 2010.

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share.  At March 31, 2011, the Company has 83,000,000 shares of common stock issued and outstanding.

At a meeting of the Board of Directors dated July 23, 2010, the Board approved a grant of a total of three million (3,000,000) restricted shares of the Company’s common stock to Phillip E Jennings and Lisa S. Boksenbaum, with two million (2,000,000) going to Mr. Jennings, or his assigns, and one million (1,000,000) going to Ms. Boksenbaum.

In May 2010, the Company entered into an Acquisition Agreement to acquire 99% of the outstanding shares of ACP. As part of the acquisition, the Company issued 44,000,000 shares to ACP as contingent consideration for acquiring the 99% interest in ACP.  On September 15, 2010, the Company, effective as of June 1, 2010, entered into a Mutual Rescission Agreement and General Release between the Company and Rusheen, pursuant to which the parties agreed that all agreements constituting and comprising the acquisition of Amazonia entered into on May 19, 2010, as amended and consummated on June 1, 2010, were rescinded.  As a result of such rescission, all of the 99% interest in the issued and outstanding share capital of Amazonia held by Brazil Gold Corp. was transferred back to Rusheen and Rusheen now owns 99% of the issued and outstanding ownership units of Amazonia.  Furthermore, the 44,000,000 shares of the Company’s common stock that were issued in connection with the acquisition were returned to the Company.  The accounts of the Company reflect such rescission as at June 30, 2010. Please refer to subsequent events note below.

Note 11

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

Effective April 1, 2011, the Company entered into a settlement agreement with Coach Capital, LLC ("Coach"). Under the terms of the settlement agreement, Coach has agreed to accept the Company's $1.42 million Promissory Note from Armadillo Resources Limited, which was issued for the Amazônia Capital e Participaçơes Ltda note as set out in Note 4 above and 10 million shares of the Company's Restricted Common Stock as full settlement for the Company's Convertible Debenture to Coach dated April 6, 2010 in the current principal amount of $2,003,398.

BRAZIL GOLD CORP.

(Formerly Dynamic Alert Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Effective April 20, 2011, the Company has terminated its $5 million line of credit with Coach. This line of credit was originally established on February 16, 2011, and allowed for the Company to call upon funds at its discretion. The notes to be issued under the line of credit would have been convertible into shares of the Company's common stock at conversion prices between $1.00 and the average moving share prices over the twenty days preceding the conversion, per share. However, the Company never elected to call upon funds under the line of credit. Therefore, upon its termination, there is no outstanding debt associated with the line of credit.

On April 15, 2011 the Company cancelled 44 million shares returned to the Company’s treasury when the acquisition of the Brazilian company from Rusheen Handel was rescinded. On the same date the Company issued 5,200,159 to certain executives and consultants of the Company.

On May 13, 2011 the Company signed a binding letter of intent (LOI) to enter into an Option Agreement to acquire 80% of the Iluminadora Property in the Department of Arequipa in southern Peru. (the “Property”). This LOI provides for a 60 day exclusivity period for the Company to perform  Due Diligence on the Property and to negotiate the Option Agreement with the owner of the Property.  In consideration for such exclusivity, the Company has agreed to spend $25,000 in Exploration Expenditures.  If the results of the due diligence are positive, Brazil will enter into a 5 year Option Agreement and may earn up to 80% by making total cash payments of $800,000 and spending $2,000,000 in Exploration Expenditures. The Company will enter into a Joint Venture with the owner to develop the property.

Iluminadora Project is a gold-silver-copper mineral system with a long history of modest production starting with evidence of pre-Colonial mine workings for gold. In this century, the deposit yielded minor gold production from high-grade veins by a German company in the 1930’s and 1940’s and more recent production from artesenals.

The Property is comprised of approximately 30 square kilometers within which we have assay results from more than 1,300 rock samples. These data demonstrate high-grade gold veins, in addition to gold, silver and copper mineralization within hydrothermal and intrusive breccias, stockworks, and skarns. Most mineralization is hosted by multi-phase igneous rocks intruding a package of sedimentary rocks including reactive carbonates.

Collectively, these data are the foundation of our interpretation that outcropping, high-grade gold mineralization is the surface representation of a much larger copper-gold porphyry deposit, an interpretation which is consistent with major mineral deposits within the mineral belt extending from Chile through Peru, Ecuador and into Colombia.  The Property is located in a ‘gap’ within the continental-scale mineral trend with no major deposits discovered to date due to the severe topography and difficulty of exploration.

This Project will also allow Brazil Gold’s team to use its skills to explore a large mineral system using the Company’s unique combination of traditional exploration methods and proprietary high-technology data processing methods to efficiently explore an overlooked gap in one of the most important mineral trends in the South America.

Over the course of the next 60 days, Brazil Gold will complete due diligence, including site visits to confirm and expand on mineralization identified by historical and modern sampling. Concurrently, BRZG will begin compilation of digital exploration data, including comprehensive remote sensing information which will be used  to calibrate a signature for fingerprint of the Iluminadora mineral system in this geological terrain. This finger print will expand knowledge of the Iluminadora mineral systems and help us prioritize exploration in a much larger 15,000 square kilometer area that constitutes the ‘gap’ in the porphyry copper/gold belt of South America.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our principal executive offices are located at 800 Bellevue Way, Suite 400, Bellevue, WA, USA 98004.  Our telephone number is 425-922-0072.  Our fiscal year end is June 30.

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

Unfortunately, the size of the package of the mineral claims resulted in a lengthy due diligence exercise and upon completion and signing the definitive agreement on May 19, 2010, as set out above, the market conditions had changed, resulting in great difficulty in raising sufficient funds to conduct exploration work on the extensive mineral claims. It is for this reason on September 15, 2010, the Company, effective as of June 1, 2010, entered into a Mutual Rescission Agreement and General Release between the Company and Rusheen, pursuant to which the parties agreed that all agreements constituting and comprising the acquisition of Amazonia entered into on May 19, 2010, as amended and consummated on June 1, 2010, were rescinded.  As a result of such rescission, all of the 99% interest in the issued and outstanding share capital of Amazonia held by Brazil Gold Corp. was transferred back to Rusheen and Rusheen now owns 99% of the issued and outstanding ownership units of Amazonia.  Furthermore, the 44,000,000 shares of the Company’s common stock that were issued in connection with the Acquisition Agreement were returned to the Company and cancelled on April 16, 2011.

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

As of May 2, 2011, the term of this Letter of Intent has expired, and we have elected to terminate negotiations for an acquisition agreement with Mineracao regarding the LGP.

On February 14, 2011  the Company entered into a non-binding Letter of Intent (LOI) with Albrook Gold Corp. (“Albrook”), a private company, to begin due diligence on 20,000 hectares of leases in the northeast region of the Brazilian Shield. The LOI with Albrook gives us the exclusive right to test the historic placer workings in large, bedrock sources.  The Company  anticipates that recent discoveries in this part of the Brazilian Shield indicate that the gold belts of Ghana continue in this region.  Specifically, on these concessions, Albrook describes placer gold prospects developed in saprolitic (tropically weathered) bedrock periodically worked by artisanal miners with metal detectors during the dry season and with sluice boxes when water is available during the rainy season.

As of May 2, 2011, the term of this Letter of Intent has expired, and we have elected to terminate negotiations for an acquisition agreement with Albrook regarding the Brazilian Shield property.

Liquidity and Capital Resources

At March 31, 2011, we had a working capital deficit of $2,397,715, compared to a working capital deficit of $1,685,128, at June 30, 2010.  At March 31, 2011, our total assets consisted of cash of $30,513, prepaid expenses of $15,873, advance receivable from a related party of $2,111, and capital assets of $1,163.  This compares with total assets at June 30, 2010 consisting of cash of $8,125, prepaid expenses of $5,000, advance receivable from a related party of $13,111, and capital assets of $1,495.  These material changes have arisen as a result of the Company having raised funds in the form of uncollateralized loan.  As at March 31, 2011 $2,203,429 of the advances payable were uncollateralized with convertible promissory notes, bearing interest at 12% per annum, that are due in full July 2011.  Refer to notes 7 and 11 in the financial statements.

These funds were advanced to Rusheen, so that Amazonia had working capital to fund its property taxes and on-going expenses to ensure it retains such mineral rights.  Refer to notes 4 and 11 in the financial statements.

At March 31, 2011, our total current liabilities increased to $2,446,212 from $1,711,364 at June 30, 2010.  During the nine months ended March 31, 2011, accounts payable, accrued liabilities, advances payable, and amounts due to related parties increased by $4,705.

Since our existing cash balance is $30,513, we do not have sufficient funds to carry out normal operations over the next three months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized no revenue for the three-month period ended March 31, 2011 (March 31, 2010: $0).

We have recognized $44,977 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Liquidity and Capital Resources

For The Three Months Ended March 31, 2011, Compared To The Three Months Ended March 31, 2010.

There were no revenues from the discontinued operations of the sale of security products and services during the three months ending March 31, 2011, or during the three months ended March 31, 2010.

For the three months ended March 31, 2011, operating expenses were $259,405 compared to $517,024 during the same three months in 2010.

Operating expenses during the three months ended March 31, 2011, consisted of depreciation of $111 (2010:$0), travel expenses $13,934 (2010:$3,951), office and administration of $9,756 (2010: $10,185), professional fees of $16,655, (2010: $19,121) consulting fees of $50,667 (2010: $96,223), stock based compensation of $149,161 (2010: $385,362), and beneficial conversion feature of $19,121 (2010: $2,182).

During the three month period ended March 31, 2011, we recognized a net loss of $316,216 compared to a net loss of $517,024 for the same three-month period in 2010.  The decrease was principally as a result of a decrease in our professional and consulting fees and lower stock-based compensation on share options granted.

For The Nine Months Ended March 31, 2011, Compared To The Same Period in 2010.

We recognized no revenue for the nine-month period ended March 31, 2011 (March 31, 2010: $3,840).  This has been disclosed as discontinued operations in the accompanying financial statements.

For the nine months ended March 31, 2011, operating expenses were $1,976,589 compared to $592,075 during the nine months ended March 31, 2010.

Operating expenses during the nine months ended March 31, 2011, consisted of depreciation of $333 (2010:$0), travel expenses $29,949 (2010:5,726), office and administration of $28,979 (2010: $15,357), professional fees of $82,175, (2010: $64,725) consulting fees of $235,667 (2010: 118,723), write-off of note receivable of $160,114 (2010: $0), stock based compensation of $1,382,007 (2010:385,362), and beneficial conversion feature of $57,365 (2010:2,182).

During the nine month period ended March 31, 2011, we recognized a net loss of $2,097,471 compared to a net loss of $587,865 for the same period in 2010.  The increase was principally due to a write off in notes receivable an increase in stock based compensation on share options granted and higher interested on increased convertible notes.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.

QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes In Internal Control Over Financial Reporting

During the three months ended March 31, 2011, management engaged experienced accounting personnel,  who will focus in the near term on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. Periodically, management will assess the need for additional accounting resources as the business develops.

There were no other material changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our three-month period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     REMOVED AND RESERVED

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein.

Exhibit Number	Description
10.1	LETTER OF INTENT AGREEMENT TO ACQUIRE THE ILUMINADORA PROPERTY DATED MAY 13, 2011.
31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of May, 2011.

BRAZIL GOLD CORP.

Date: May 23, 2011	By:	/s/ Phillip E Jennings
	Name:	Phillip E Jennings
	Title:	President, principal executive officer and Secretary

Date: May 23, 2011	By:	/s/ J Roland Vetter
	Name:	J Roland Vetter
	Title:	Chief Financial Officer/Principal Financial Officer, principal accounting officer