Form 10-K
period 2011-06-30
BRAZIL GOLD CORP.
filed 2012-10-09
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

      .

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

Registrant’s telephone number, including area code 1-425-922-0072

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class

Indicate by check mark if the registrant is a well-known seasoned  issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act Yes      . No  X  .

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes      . No  X  .

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer       .

Non-accelerated filer       .

Smaller reporting company  X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X  .

Net revenues for our most recent fiscal year: $Nil (June 30, 2010: $Nil), was from discontinued operations.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (June 30, 2011): $0.09. b) The number of currently outstanding shares, not including shares held by affiliates (officers, directors and 10% shareholders) is 6,725,000

Number of common voting shares issued and outstanding as of October 9, 2012: 98,200,159, shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990)

Transitional Small Business Disclosure Format (Check one): Yes  X  . No      .

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

On December 23, 2010,  the Company, entered into a non-binding Letter of Intent with Mineracao Rio De Padreas Ltda., a private Brazilian corporation (“Mineracao”), whereby the Company will acquire up to 100% of Mineracao’s interests in the Luziania Gold Project located in Goias State, Brazil. The terms of the acquisition will be based on the results of the Company’s due diligence review of the project and done in accordance with industry standards.

The Luziania Gold Project (LGP) is located about 50 kilometers southwest of Brasilia, the capital of Brazil, and ten km from the City of Luziania with excellent roads and access to power, water and skilled labor. Under active development for the past 21 years, LGP carries mining permits, environmental impact studies and ore recovery analyses. Brazil’s National Department of Mineral Production has approved the LGP project, subject only to the customary Mining Concession by the Mine and Energy Ministry.  The City of Luziania offers all necessary logistic support including communication, health care and its own airport. As at the time of our June 30, 2011 year end the decision was made not to pursue this deal.

Effective April 1, 2011, Brazil the Company entered into a settlement agreement with Coach Capital, LLC (“Coach”). Under the terms of the settlement agreement, Coach has agreed to accept the Company’s $1.42 million Promissory Note from Armadillo Resources Limited and 10 million shares of the Company’s Restricted Common Stock as full settlement for the Company’s Convertible Promissory Note to Coach dated April 6, 2010 in the current principal amount of $1,700,000.

At the same date, the Company has determined to terminate its $5 million line of credit with Coach. This line of credit was originally established on February 16, 2011, and allowed for the Company to call upon funds at its discretion. The notes to be issued under the line of credit would have been convertible into shares of the Company’s common stock at conversion prices between $1.00 and $1.00 per share. However, the Company never elected to call upon funds under the line of credit. Therefore, upon its termination, there is no outstanding debt associated with the line of credit.

Principal Products and Services

We are reviewing exploration and other opportunities with the objective of bringing revenue to the Company. However, as at the time of the June 30, 2011 year end, we do not have any firm target.

The Market

None as at June 30, 2011. See Subsequent Events note.

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

We are currently evaluating a wide range of  business opportunities, which will require additional financing.  There is no guarantee that we will be able to raise the necessary funding internally or that it will be made available to us through outside sources.

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

ITEM 2.

DESCRIPTION OF PROPERTIES.

We rent furnished office space at 800 Bellevue Way, Suite 400, Bellevue, WA, 98004 U.S.A.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol “BRZG”.

Fiscal Year Ended June 30, 2011

Quarter Ended	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
High	$ 0.23	$0.18	$0.22	$ 0.10
Low	$ 0.23	$ 0.15	$0.21	$0.08

Fiscal Year Ended June 30, 2010

Quarter Ended	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
High	$ 0.07	$0.68	$0.90	$ 1.16
Low	$ 0.06	$ 0.06	$0.55	$0.34

(b)  Holders

As of October 9, 2012, there were approximately 44 holders of record of our common stock.

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

None

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

Stock Purchase Warrants

None.

Stock Purchase Options

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of the pronouncement, stock-based compensation cost is measure at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the year ended June 30, 2011 and 2010 was $2,235,622 and $518,195, respectively.

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

On July 1, 2010, the board approved and granted an additional 500,000 common shares at a $0.56 exercise price to a director

The July 2010 options shall be exercisable, in whole or in part, according to the following vesting schedule:.

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

During the year ended June 30, 2011, the Company recognized stock based compensation expense in the amount of $2,235,622 for the vested portion of options issued January 7, 2010, April 19, 2010 and July 1, 2010.

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

Risk free interest rate	1.62%
Expected dividend yield	0.0%
Expected stock price volatility	110.00%
Expected Life of options	3.24 years

The following table summarizes the activity under the Company’s stock option plan:

	Shares	Weighted Average Exercise Price
Balance, July 1, 2010	2,750,000	$0.57
Options granted for the period	550,000	$0.57
Options cancelled	-	-
Options exercised	-	-
Balance, June 30, 2011	3,300,000	$0.57

Options vested at June 30, 2011	2,468,750	$0.57

ITEM 6.

MANAGEMENT’S PLAN OF OPERATION.

In November 2009 we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company.  However, there are no revenues generated from continuing operations for the year ended June 30, 2011.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our March 2011 10-Q filed May 23, 2011, our December 2010 10-Q  filed   February 18, 2011, and our September 2010 10-Q/  filed   October 20, 2010

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful, which would in turn significantly affect our ability find the right new exploration or other project and then roll-out of the respective business plan.  If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

At June 30, 2011, we had a working capital deficit of $265,569. (June 30, 2010: $1,685,128),  At June 30, 2011 our assets consisted of cash of $1,417,  prepaid expenses of $11,780., advances receivable of $4,249,and capital assets of $1,052. This compared to our assets as of June 30, 2010, consisting of cash of $8,125, prepaid expenses of $5,000, advances receivable of $13,111 and capital assets of $1,495.

At June 30, 2011, our total current liabilities decreased to $284,067 (from $1,711,364 as at June 30, 2010).

We recognized no revenue as there were no sales for the year ended June 30, 2011 (June 30, 2010: $3,840), resulting in a gross profit of $Nil (June 2010: $Nil). This has been disclosed as discontinued operations in the accompanying financial statements.

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on finding exploration projects that are viable.

Result of Operations

For the year ended June 30, 2011, operating expenses were $3,026,343 ( $2,282,535 for the year end June 30, 2010), this included a write-off of note receivable of $160,114 ($1,347,112 for June 30, 2010) as there is a substantial doubt as to the collectability of a note receivable for funds advanced to a third party now that the Company has rescinded its agreement with that party.  Operating expenses for the year end June 30, 2011, consisted of professional fees of $135,814. (June 2010: $132,128), general and administrative expenses of $120,509 (June 2010: $69,681), consulting fees of $374,284 (June 2010: $215,419) and stock-based compensation in the form of stock options $2,235,622 (June 2010: $518,195.)

There was no gain(s) from sale(s) of assets for the year ended June 30, 2011. We recognized a gain on sale of assets of $377 for the year ended June 30, 2010.  There were interest expenses of  122,037 (June 2010 $58,717) relating to the convertible loan.

From inception to June 30, 2011 we have incurred an accumulated deficit of $5,752,884 (June 30, 2010: $2,448,263).

Liquidity and Capital Expenditures

As of September 30, 2011, our net cash balance is approximately $1,417.  We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

On July 7, 2011, the  Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”)  Footnote 12 describes the Equity Purchase Agreement in detail.  To date, no funds have been advanced under this agreement.

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

At the current time, we do not anticipate any capital expenditures over the upcoming year

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

June 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brazil Gold Corp.

Bellevue, Washington

We have audited the accompanying balance sheets of Brazil Gold Corp., (the “Company”) as of June 30, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

October 9, 2012

Brazil Gold Corp.

Balance Sheets

	June 30, 2011	June 30, 2010

		(Adjustments)

ASSETS
CURRENT ASSETS:
Cash	$1,417	$8,125
Related party receivables	4,249	13,111
Prepaid expenses	11,780	5,000

Total Current Assets	17,446	26,236

PROPERTY AND EQUIPMENT
Property and equipment	1,524	1,524
Accumulated depreciation	(472)	(29)

Property and Equipment, net	1,052	1,495

Total Assets	$18,498	$27,731

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$83,562	$58,579
Accrued expenses	33,060	14,000
Advances payable	42,940	53,116
Related party payables	45,621	112,383
Note payable - related party	78,884	-
Convertible debentures, net	-	1,473,286

Total Current Liabilities	284,067	1,711,364

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock at $0.001 par value: 250,000,000 shares authorized, 98,200,159 and 80,000,000 shares issued and outstanding, respectively	98,200	80,000

Additional paid-in capital	5,383,698	679,099

Accumulated deficit	(5,752,884)	(2,448,263)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	5,417	5,531

Total Stockholders' Deficit	(265,569)	(1,683,633)

Total Liabilities and Stockholders' Deficit	$18,498	$27,731

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2011	June 30, 2010

NET REVENUES	$-	$-
COST OF SERVICES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES:
Consulting fees	374,284	215,419
Professional fees	135,814	132,128
Compensation	2,235,622	518,195
Write off of note receivable	160,114	1,347,112
General and administrative expenses	120,509	69,681
Total operating expenses	3,026,343	2,282,535
LOSS FROM CONTINUING OPERATIONS	(3,026,343)	(2,282,535)
OTHER (INCOME) EXPENSE:
Interest income	-	(54,287)
Interest expense	122,037	58,717
Amortization of beneficial conversion	59,702	20,639
Loss on settlement of debt	96,539	-
Gain on sale of assets	-	(377)

Total other (income) expense	278,278	24,692

LOSS FROM CONTINUING OPERATIONS	(3,304,621)	(2,307,227)
BEFORE INCOME TAXES
INCOME TAX PROVISION
Federal	-	-
State	-	-

INCOME TAX PROVISION	-	-

NET LOSS FROM CONTINUING OPERATIONS	(3,304,621)	(2,307,227)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax	-	3,833
INCOME FROM DISCONTINUED
OPERATIONS, net of tax	-	3,833

NET LOSS	$(3,304,621)	$(2,303,394)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$(0.10)	$(0.03)
Discontinued operations	-	0.00
	$(0.10)	$(0.03)

Weighted common shares outstanding - basic and diluted	32,574,360	80,000,000

See accompanying notes to the financial statements

Statement of Stockholders' Deficit
For the Years Ended June 30, 2011 and 2010

					Accumulated Other
					Comprehensive
	Common Stock, $0.001 Par Value		Additional		Income (Loss)	Total
			Paid-in	Accumulated	Foreign Currency	Stockholders'
	Number of Shares	Amount $	Capital $	Deficit $	Translation Gain (Loss) $	Deficit $

Balance, June 30, 2009	80,000,000	80,000	45,585	(144,869)	6,153	(13,131)

Contribution to capital	-	-	20,850	-	-	20,850

Stock options issued as compensation	-	-	518,195	-	-	518,195

Beneficial conversion feature	-	-	94,469	-	-	94,469

Comprehensive income (loss):
Net loss	-	-	-	(2,303,394)	-	(2,303,394)
Foreign currency translation loss	-	-	-	-	(622)	(622)
Total comprehensive income (loss)	-	-	-	-	-	(2,304,016)

Balance, June 30, 2010	80,000,000	80,000	679,099	(2,448,263)	5,531	(1,683,633)

Settlement of debt	10,000,000	10,000	2,290,000	-	-	2,300,000

Common stock issued for services	1,155,159	1,155	35,712	-	-	36,867

Settlement of related party debt and common stock compensation	675,000	675	141,075	-	-	141,750

Common stock issued for compensation	6,370,000	6,370	2,178,110	-	-	2,184,480

Beneficial conversion feature	-	-	59,702	-	-	59,702

Comprehensive income (loss):
Net loss	-	-	-	(3,304,621)	-	(3,304,621)
Foreign currency translation loss	-	-	-	-	(114)	(114)
Total comprehensive income (loss)	-	-	-	-	-	(3,304,735)

Balance, June 30, 2011	98,200,159	98,200	5,383,698	(5,752,884)	5,417	(265,569)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,304,621)	$(2,303,394)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	443	29
Gain on sale of assets	-	(377)
Beneficial conversion feature	59,702	20,639
Stock based compensation	2,235,622	518,195
Loss on settlement of debt	96,539	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,780)	(4,321)
Accounts payable	62,366	52,776
Accrued expenses	19,060	5,000
Advances payable	(10,176)	53,116
Accrued interest on convertible debentures	215,175	58,717
NET CASH USED IN OPERATING ACTIVITIES	(632,670)	(1,599,620)
CASH FLOWS FROM INVESTING ACTIVITIES:
Related party receivables	8,862	(13,111)
Purchases of property and equipment	-	(1,524)
Proceeds from disposal of property and equipment	-	1,200
NET CASH USED IN INVESTING ACTIVITIES	8,862	(13,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	23,330	112,383
Capital contributions	-	20,850
Note payable - related party	78,884	-
Proceeds from convertible debentures	515,000	1,488,399
NET CASH PROVIDED BY FINANCING ACTIVITIES	617,214	1,621,632
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(114)	(622)
NET CHANGE IN CASH	(6,708)	7,955
Cash at beginning of year	8,125	170
Cash at end of year	$1,417	$8,125
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of debt by common stock	$2,300,000	$-
Settlement of related party debt by common stock	$127,475	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

June 30, 2011 and 2010

Notes to the Financial Statements

Note 1 - Organization and Operations

Brazil Gold Corp. (formerly " Dynamic Alert Limited")

Dynamic Alert Limited (“the Company”) was incorporated in the State of Nevada, on June 17, 2004.  On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada Corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited being the surviving entity. In connection with such merger, on March 15, 2010, the Company’s name was changed from Dynamic Alert Limited to Brazil Gold Corp.

Since inception up until November, 2009 the Company was engaged in business of providing its customers with security professionals, who in turn would provide personal protection as needed, as well as selling a selection of personal security products. The Company changed its status from a development stage company to an operating company on June 30, 2008. Management realized that the results of operations from security products and services were lack-luster, and it was decided to change the Company’s business focus and plan for other strategic opportunities and discontinue the security operations with effect from January 1, 2010. Accordingly, the Company has disclosed these activities as discontinued operations in the accompanying financial statements. Effective January 1, 2010, the Company started reviewing mineral exploration and other opportunities with the objective of generating revenue for the Company.

On May 19, 2010, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Rusheen Handels AG, a Swiss corporation ("Rusheen") whereby the Company was to acquire all of Rusheen’s ownership units in “Amazonia” (ACP). The acquisition of all of Rusheen’s ownership units in Amazonia was to be in exchange for 44 million shares of the Company’s common stock.

On September 15, 2010, the Company, effective as of June 1, 2010, entered into a Mutual Rescission Agreement and General Release between the Company and Rusheen, pursuant to which the parties agreed that all agreements constituting and comprising the acquisition of Amazonia entered into on May 19, 2010, were rescinded.  As a result of such rescission, the 44,000,000 shares of the Company’s common stock that were issued in connection with the Acquisition Agreement were returned to the Company and cancelled.

There were no revenues generated from these business activities and operations for the fiscal year ended June 30, 2011. Currently the Company is evaluating possible new ventures and acquisitions.  As of June 30, 2011, the Company does not have any firm target and is in the process of arranging additional equity and debt financing.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable accrued expenses and advances payable approximate their fair values because of the short maturity of these instruments.

The Company’s convertible debenture approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2010.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of related party receivables, related party payables and note payable - related party, if any, due to their related party nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) to five (5) years.  Upon sale or retirement of furniture and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the  financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the  financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

.

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

.

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

.

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

.

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

.

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

.

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

.

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

.

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to Paragraphs 505-50-25-8, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2011 or 2010.

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of June 30, 2011 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at June 30, 2011, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended June 30, 2011. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the fiscal years then ended as they were anti-dilutive:

	June 30, 2011	June 30, 2010
		-
Stock options	550,000	-
Total	550,000	-

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Financial Conditions

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2011, a net loss and net cash used in operating activities for the fiscal year then ended, respectively.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Note Receivable

On January 2, 2010, the Company advanced $1,292,825 with interest at 12% per annum to Rusheen Handels AG, a Swiss corporation (“Rusheen”) due upon depend.  There is no set maturity date.  Imputed interest of $54,287 was recorded as at June 30, 2010.

At June 30, 2010, management determined to write-off $1,347,112 including imputed interest towards this note receivable, as the agreement to acquire the Brazilian company was in the process of being rescinded and repayment of such note receivable, imputed interest and a sundry receivable were substantially doubtful and considered impaired.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	Jule 30, 2011	June 30, 2010

Computer equipment	5	$1,042	$1,042

Furniture and fixture	7	482	482

		1,524	1,524

Less accumulated depreciation		(472	(29

		$1,052	$1,495

Depreciation Expense

The Company acquired furniture and fixture on June 10, 2010 and started to depreciate as of July 1, 2011.  Depreciation expense for the fiscal year ended June 30, 2011 and 2010 was $443 and $29, respectively.

Note 6 – Related Party Transactions

Related Party Receivables

As of June 30, 2011 and 2010, the Company had a total of $4,249 and $13,111, respectively, in other receivables from a related party.  This balance was a result of overpayment to the related party in relation to expenses paid on behalf of the Company.  This balance is non-interest bearing and due on demand.

Related Party Payables

From time to time, officers of the Company advance funds to the Company for working capital purpose and are owed consulting fees from the Company. The advances and consulting fees are non-interest bearing and due on demand.

Related party payables consisted of the following:

	June 30, 2011	June 30, 2010
Consulting fees	$-	$75,000
Advances	45,621	37,383

	$45,621	$112,383

Note 7 – Advances Payable

As of June 30, 2011 and 2010, the Company had a total of $42,940 and $53,116, respectively, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 8 – Convertible Debentures

The Company entered into an agreement with Coach Capital LLC (“Coach”), an unrelated third-party, for an aggregate loan facility, in the form of convertible promissory note that is not to exceed $2 million.   The note is due on July 2, 2011. In total, Coach advanced the Company $1.7 million.   These advances must be repaid, or the promissory note holder may convert the outstanding principal plus interest accrued at the rate of 12% per annum, calculated monthly and not compounded into shares of common stock in the company converted at the lesser of $1.00 per share or the average weighted trading price for the 20-day period prior to the conversion date.

The beneficial conversion feature on this note of $94,469 has been deducted from the total amount owed, and shown as additional paid up capital. This beneficial conversion feature has been amortized over the life of the convertible debenture.

Interest accrued to the end of June 30, 2010 is $58,717.

The funds were principally disbursed to Rusheen for their ownership interest in Amazonia.  The deal was subsequently rescinded (See “Rescission Agreement” above), and Rusheen sold its ownership interest in Amazonia to Armadillo Resources Ltd. (“Armadillo”)  Armadillo issued a Note for $1,420,000 to Rusheen, which Rusheen subsequently assigned to the Company, which the Company had written off..

On April 1, 2011, the Company terminated the agreement with Coach.  As full consideration for the funds advanced by Coach, the Company assigned the previously written off Note from Armadillo to Coach and issued Coach 10 million restricted shares of Company common stock.

The Company recorded a loss of $96,539 associated with the rescission agreement.

Note 9 – Note Payable – Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note.  The Note is due upon demand and bears interest at 8% per annum.

Note 10 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred and Sixty Million (260,000,000) shares of which Ten Million (1,000,000) shares shall be Preferred Stock, par value $0.001 per share , and Two Hundred and Fifty Million (250,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

During the fiscal year ended June 30, 2010, The Company has recorded $518,195 as stock based compensation for options granted. In addition, the Company also received $20,850 in capital contributions.

During the fiscal year ended June 30, 2011, the Company issued 10 million shares of common stock in settlement of its liability to Coach, 6.4 million shares as compensation in lieu of cash, 1.2 million shares for services provided and 0.7 million shares to settle a liability to a related party.

Note 11 – Income Tax Provision

Deferred Tax Assets

At June 30, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $5,752,884 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,955,980 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $1,123,571 and $783,154 for the fiscal year ended June 30, 2011 and 2010, respectively.

Components of deferred tax assets at June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	1,123.571	832,409

Less valuation allowance	(1,123,571)	(832,409

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the  Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2011	For the Fiscal Year Ended June 30, 2010

Federal statutory income tax rate	34.0%	34.0

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0

Effective income tax rate	0.0%	0.0

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were reportable subsequent events to be disclosed.

The Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”) on July 6, 2011.  Pursuant to the Equity Purchase Agreement, Southridge committed to purchase up to $10,000,000 of the Company’s common stock, over a period of time terminating on the earlier of: (i) 24 months from the effective date of a registration statement to be filed in connection therewith or (ii) the date on which Southridge has purchased shares of common stock pursuant to this agreement for an aggregate maximum purchase price of $10,000,000; such commitment is subject to certain conditions. The purchase price to be paid by Southridge will be 92% of the price of the common stock on the date the purchase price is calculated under the Equity Purchase Agreement.

The maximum amount that the Company is entitled to put in any one notice is such number of shares of common stock as equals the lesser of $500,000 or 250% of the average of the dollar volume of Company common stock for the 20 trading days preceding the put, provided that the number of put shares to be purchased by Southridge shall not exceed the number of such shares that, when aggregated with all other shares and securities of the Company then owned by Southridge beneficially or deemed beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company’s common stock as would be outstanding on such closing date.

The Company will not be entitled to put shares to Southridge:

•

unless there is an effective registration statement under the Securities Act to cover the resale of the shares by Southridge;

•

unless the common stock continues to be quoted on the OTC Bulletin Board and has not been suspended from trading;

•

if an injunction shall have been issued and remain in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares to Southridge;

•

if the Company has not complied with their obligations and are otherwise in breach of or in default under, the Equity Purchase Agreement, our registration rights agreement (the “Registration Rights Agreement”) with Southridge or any other agreement executed in connection therewith with Southridge;

•

since the date of the filing of the Company’s most recent filing with the Securities and Exchange Commission no event that had or is reasonably likely to have a Material Adverse Effect (as defined in the Equity Purchase Agreement) has occurred; and

•

to the extent that such shares would cause Southridge’s beneficial ownership to exceed 9.99% of our outstanding shares.

The Equity Purchase Agreement further provides that Southridge is entitled to customary indemnification from the Company for any losses or liabilities it suffers as a result of any breach of any provisions of the Equity Purchase Agreement or the Registration Rights Agreement, or as a result of any lawsuit brought by a third-party arising out of or resulting from Southridge's execution, delivery, performance or enforcement of the Equity Purchase Agreement or the Registration Rights Agreement or from material misstatements or omissions in the prospectus accompanying the registration statement for the resale of the shares issued to Southridge.

As a condition for the execution of the Equity Purchase Agreement, the Company issued to Southridge, 450,000 shares of its restricted common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On July 7, 2011 Company issued to Southridge, and Southridge purchased from the Company a Series of five 8% Convertible Promissory Notes each in the principal amount of Fifty Thousand Dollars ($50,000) (the “Note”, or collectively the “Notes”) and a stock warrant for each note in the amount of 384,615 shares of the Company’s common stock in consideration for up to Two Hundred Fifty Thousand Dollars ($250,000). The Company may draw up to $50,000 per month and each Note shall have a maturity date of one hundred (100) days. The Company has received $100,000 in Note proceeds. The Principal plus any interest shall be convertible into common stock of the Company at seventy percent (70%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes. The Notes bear interest at 8% payable quarterly in cash or in Company common stock at a 50% discount to the average of the closing prices for the five (5) trading days prior to the interest payment being due. The Notes are collateralized with shares on the Company’s common stock having a Market Value equivalent to two hundred fifty percent (250%) of the principal amounts of the Notes. Such shares have been pledged by Philip Jennings, the Company’s President pursuant to a bonafide pledge agreement. The Company may redeem the Notes at rates from one hundred percent (100%) to one hundred thirty (130%) of the principal amount of the Notes beginning ninety (90) days after the date of original issuance of such Notes.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of June 30, 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency.  The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

ITEM 8B.

Other Information

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Office Held
Phillip E Jennings	70	President, COO
J Roland Vetter	60	CFO
Lisa Boksenbaum	39	General Council

Phillip E. Jennings: President and Chief Operating Officer:

On December 22, 2009 the Company announced the appointment of Phillip E. Jennings as Vice President and a Director of the Company.  He was promoted to President and Chief Operating Officer on July1, 2010.

Mr. Jennings, 70, is an investment banker with significant experience in financing and merger and acquisition activities over the past thirty years. He has created and financed companies in the resource and technology sectors in Asia and South America, as well as the U.S. Throughout his career, Mr. Jennings has been a leader in applying new technology to existing businesses to increase efficiency and profitability.

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

Subsequent to the year snd on September 15, 2011, the Company promoted Mr Jennings to Chief Executive Officer from COO with the announcement that it is launching a next-generation, mineral exploration technology initiative utilizing a patented advanced search and analytical technology known as Unified Pattern Processing ("UPP"). The Company has signed an MOU with Software Sciences Corporation ("SSC") to adapt and market UPP for a mineral and hydrocarbon exploration vertical software application.

Officers:

J. Roland Vetter - Chief Financial Officer:

J. Roland Vetter was appointed Chief Financial Officer, effective December 8, 2009.

Mr. Vetter, 60, is a senior executive with a significant background in mergers and acquisitions and in growing start-up companies, particularly in the mining, manufacturing and technology sectors.  He has considerable experience in the mining sector in both North & South America (Mexico & Brazil).

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

Name	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Phillip Jennings – President, Director	N/A	N/A	N/A
Lisa Boksenbaum – General Counsel	N/A	N/A	N/A

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

ITEM 10.

EXECUTIVE COMPENSATION.

The Company started compensating directors and executives as consultants, to prepare for the acquisition of the Brazilian exploration company and the following compensation was paid and accrued, stock issued to June 30, 2011, including stock options expensed:

Name	Office Held	Compensation
Phillip E Jennings PEJ Consulting	President, and Chief Operating Officer	$ 57,100
J. Roland Vetter	Chief Financial Officer	$ 146,155
Lisa Boksenbaum	General Council	$ 10,626

The Company started compensating directors and executives as consultants, to prepare for the acquisition of the Brazilian exploration company and the following compensation was paid and accrued to June 30, 2010, including stock options expensed:

Name	Office Held	Compensation
Phillip E Jennings PEJ Consulting	President, and Chief Operating Officer	$ 120,000
J. Roland Vetter	Chief Financial Officer	$ 60,000
Lisa Boksenbaum	General Council	$ -

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of October 9, 2012, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of October 13, 2011, there were 98,200,159 Shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of October15, 2011, by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class[1]
Common	Phillip E Jennings Director, President, Secretary, Treasurer Chief Operating Officer 6536 102nd PL NE, Kirkland, WA 98033	5,050,000	5.14
Common	J. Roland Vetter Chief Financial Officer 189 Talisman Ave, Vancouver BC V5Y2L6	675,000	0.68
Common	Lisa Boksenbaum, General Council 800 Bellevue Way, Suite 400 Bellevue, WA 98004	1,000,000	1.02
Common	Significant shareholders, directors and officers as a group (3)	6,725,000	6.85*

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
32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.32.3. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*Incorporated by reference to our SB2 Registration Statement, file number 333-119566, filed on October 30, 2006.

 See separate Attachments for all definitive agreements that were signed during the financial year that were reported as 8K’s.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, during the years ended June 30, 2012 and 2011, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year was $58,100 and $37,144, respectively.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended June 30, 2011 and 2010.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2011 and 2010.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th  day of October, 2012.

BRAZIL GOLD CORP.

Date: October 9, 2012

Date: October 9, 2012

By:

 /s/ Phillip E Jennings

Name: Phillip E Jennings

Title: Director, President, Secretary, Chief Operating Officer

Date: October 9, 2012

By:

/s/ J Roland Vetter

Name: J Roland Vetter

Title: Chief Financial Officer, principal financial officer and principal accounting officer