Form 10-Q
period 2011-09-30
BRAZIL GOLD CORP.
filed 2013-02-14
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

      .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-119566

BRAZIL GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

850 3rd Avenue, NYC, NY 10022

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 1-212-994-9875

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

Larger accelerated filer        .                                                                          Accelerated filer        .

Non-accelerated filer           .                                                                           Smaller reporting company   X .

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       . No    X .

Number of shares outstanding of the registrant’s class of common stock as of February 14, 2013: 77,444,072

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

BRAZIL GOLD CORP.

INTERIM FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

BRAZIL GOLD CORP.

BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,026	$1,417
Related party receivables	-	4,249
Prepaid expenses	11,061	11,780
Other current assets	4,082	-

Total Current Assets	17,169	17,446

PROPERTY AND EQUIPMENT
Property and equipment	1,524	1,524
Accumulated depreciation	(583)	(472)

Property and Equipment, net	941	1,052

Total Assets	$18,110	$18,498

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$143,760	$83,562
Accrued expenses	32,801	33,060
Advances payable	42,940	42,940
Related party payables	-	45,621
Note payable - related party	80,454	78,884
Derivative liability	159,939	-

Convertible debentures, net	66,667	-

Total Current Liabilities	526,561	284,067

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.001 par value: 250,000,000 shares authorized, 54,650,159 and 54,200,159 shares issued and outstanding, respectively	54,650	54,200
Additional paid-in capital	5,490,107	5,427,698
Accumulated deficit	(6,058,625)	(5,752,884)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	5,417	5,417

Total Stockholders' Deficit	(508,451)	(265,569)

Total Liabilities and Stockholders' Deficit	$18,110	$18,498

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

Statements of Operations and Comprehensive Income (Loss)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Bad debt of note receivable	-	160,114
Compensation	26,859	1,075,165
Consulting fees	81,365	90,000
Professional fees	8,986	62,371
General and administrative expenses	22,820	20,321

Total operating expenses	140,030	1,407,971

LOSS FROM OPERATIONS	(140,030)	(1,407,971)

OTHER (INCOME) EXPENSE:
Amortization of beneficial conversion feature	-	2,182
Change in fair value of derivative liability	59,939	-
Interest income	-	(40,114)
Interest expense	105,808	49,777
Other (income) expense	(36)	-

Other (income) expense, net	165,711	11,845

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(305,741)	(1,419,816)

INCOME TAX PROVISION	-	-

NET LOSS	(305,741)	(1,419,816)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	-	(114)

COMPREHENSIVE LOSS	$(305,741)	$(1,419,930)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.04)

Weighted common shares outstanding
- basic and diluted	54,615,914	38,250,000

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

Statement of Stockholders' Deficit

For the Three Months Ended September 30, 2011

(Unaudited)

					Accumulated Other
					Comprehensive
	Common Stock, $0.001 Par Value		Additional		Income (Loss)	Total
	Number of		Paid-in	Accumulated	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Deficit	Translation Gain (Loss)	Deficit
Balance, June 30, 2010	36,000,000	$36,000	$723,099	$(2,448,263)	$5,531	$(1,683,633)
Common stock issued in settlement of Coach convertible debt	10,000,000	10,000	2,290,000	-	-	2,300,000
Common stock issued for consulting services and cash	1,000,000	1,000	18,800	-	-	19,800
Common stock issued for services	155,159	155	16,912	-	-	17,067
Common stock issued for related party debt	675,000	675	141,075	-	-	141,750
Common stock issued for compensation	6,370,000	6,370	2,178,110	-	-	2,184,480
Beneficial conversion feature	-	-	59,702	-	-	59,702
Comprehensive income (loss):
Net loss	-	-	-	(3,304,621)	-	(3,304,621)
Foreign currency translation loss	-	-	-	-	(114)	(114)
Total comprehensive income (loss)	-	-	-	-	-	(3,304,735)
Balance, June 30, 2011	54,200,159	54,200	5,427,698	(5,752,884)	5,417	(265,569)
Common stock issued for services	-	-	26,859	-	-	26,859
Common stock issued with convertible debentures	450,000	450	35,550	-	-	36,000
Net loss	-	-	-	(305,741)	-	(305,741)
Balance, September 30, 2011	54,650,159	$54,650	$5,490,107	$(6,058,625)	$5,417	$(508,451)

The accompanying notes are an integral part of these statements

BRAZIL GOLD CORP.

Statements Of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305,741)	$(1,419,816)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	111	111
Bad debt of note receivable	-	160,114
Amortization of discount on convertible debt	66,667	-
Beneficial conversion feature	-	19,122
Stock based compensation	26,859	1,075,165
Change in fair value of derivative liabilities	59,939	-
Common stock issued for interest	36,000	-
Changes in operating assets and liabilities:
Prepaid expenses	719	(14,544)
Notes receivable	-	(160,114)
Other current assets	(4,082)	-
Accounts payable	60,198	-
Accrued expenses	(259)	192
Accrued interest on convertible debentures	-	49,644

NET CASH USED IN OPERATING ACTIVITIES	(59,589)	(290,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of related party receivables	4,249	(29,192)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,249	(29,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	(45,621)	32,829
Note payable - related party	1,570	-
Proceeds from convertible debentures	100,000	280,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	55,949	312,829

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(115)

NET CHANGE IN CASH	609	(6,604)

Cash at beginning of period	1,417	8,125

Cash at end of period	$2,026	$1,521

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature	$-	$2,182

The accompanying notes are an integral part of these statements

Brazil Gold Corp.

September 30, 2011 and 2010

Notes to the Financial Statements

(Unaudited)

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

Since inception up until November, 2009 the Company engaged in the business of providing its customers with security professionals, who in turn would provide personal protection as needed, as well as selling a selection of personal security products. The Company changed its status from a development stage company to an operating company on June 30, 2008. Management realized that the results of operations from security products and services were lack-luster, and it was decided to change the Company’s business focus and plan for other strategic opportunities and discontinue the security operations with effect from January 1, 2010. Accordingly, the Company has disclosed these activities as discontinued operations in the accompanying financial statements. Effective January 1, 2010, the Company started reviewing mineral exploration and other opportunities with the objective of generating revenue for the Company.

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

There were no revenues generated from these business activities and operations for the interim period ended September 30, 2011. Currently the Company is evaluating possible new ventures and acquisitions.  As of September 30, 2011, the Company does not have any firm target and is in the process of arranging additional equity and debt financing.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 9, 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable, accrued expenses and advances payable approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in connection with the Company’s secured convertible promissory notes issued to Southridge Partners II, LP on July 6, 2011, July 29, 2011 and August 25, 2011 (the "Notes"), for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible note and warrant liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes and warrant liabilities.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

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

•

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

•

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

•

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

•

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

•

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

•

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2011 or 2010.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2011 and 2010 as they were anti-dilutive:

	September 30, 2011	September 30, 2010
Convertible debentures	2,040,816	20,209,468
Warrants issued with convertible debentures	1,153,845	-
Stock options	3,250,000	3,250,000
Total	6,444,661	23,459,468

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2011	June 30, 2011

Computer equipment	5	$1,042	$1,042

Furniture and fixture	7	482	482

		1,524	1,524

Less accumulated depreciation		(583)	(472)

		$941	$1,052

Depreciation Expense

Depreciation expense for the interim period ended September 30, 2011 and 2010 was $111.

Note 5 – Related Party Transactions

Related Party Receivables

As of September 30, 2011 and June 30, 2011, the Company had a total of $0 and $4,249, respectively, in other receivables from a related party.  This balance was a result of overpayment to the related party in relation to expenses paid on behalf of the Company.  This balance is non-interest bearing and due on demand.

Related Party Payables

From time to time, officers of the Company advance funds to the Company for working capital purpose and are owed consulting fees from the Company. The advances and consulting fees are non-interest bearing and due on demand.

Related party payables consisted of the following:

	September 30, 2011	June 30, 2011
Advances	$-	$45,621

	$-	$45,621

Note Payable - Related Party

Between April 1, 2011 and June 24, 2011, the former President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note.  The Note is due upon demand and bears interest at 8% per annum.

As of September 30, 2011, the balance of the Note including accrued interest was $80,454.

Note 6 – Advances Payable

As of September 30, 2011, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 7 – Note Payable – Related Party

Between April 1, 2011 and June 24, 2011, the former President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note.  The Note is due upon demand and bears interest at 8% per annum.

As of September 30, 2011, the balance of the Note including accrued interest was $80,454.

Note 8 – Convertible Debentures

Coach

On April 1, 2011, the Company terminated its agreement with Coach.  As full consideration for the funds advanced by Coach, the Company assigned the previously written off Note from Armadillo to Coach and granted Coach 10 million restricted shares of Company common stock.

Southridge Partners II, LP Agreement

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

On July 7, 2011 Company issued to Southridge, and Southridge purchased from the Company a Series of five (5) 8% Convertible Promissory Notes each in the principal amount of Fifty Thousand Dollars ($50,000) (the “Note”, or collectively the “Notes”) and a stock warrant for each note in the amount of 384,615 shares of the Company’s common stock in consideration for up to Two Hundred Fifty Thousand Dollars ($250,000). The Company may draw up to $50,000 per month and each Note shall have a maturity date of one hundred (100) days. The Company has received $100,000 in Note proceeds. The Principal plus any interest shall be convertible into common stock of the Company at seventy percent (70%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes. The Notes bear interest at 8% payable quarterly in cash or in Company common stock at a 50% discount to the average of the closing prices for the five (5) trading days prior to the interest payment being due. The Notes are collateralized with shares on the Company’s common stock having a Market Value equivalent to two hundred fifty percent (250%) of the principal amounts of the Notes. Such shares have been pledged by Philip Jennings, the Company’s former President pursuant to a bona fide pledge agreement. The Company may redeem the Notes at rates from one hundred percent (100%) to one hundred thirty (130%) of the principal amount of the Notes beginning ninety (90) days after the date of original issuance of such Notes.

Note 9 – Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

As of September 30, 2011, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible promissory notes. The Company’s secured convertible promissory notes issued to Southridge Partners II, LP on July 6, 2011, July 29, 2011 and August 25, 2011 (the "Notes"), are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature and the warrants attached to the Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of September 30, 2011, the estimated fair value of derivative liabilities for the conversion feature was $69,988.

As of September 30, 2011, the estimated fair value of derivative liabilities for the warrants was $89,951.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$69,988	$-	$-	$69,988	$69,988
Derivative liabilities on warrants	89,951	-	-	89,951	89,951
Total derivative liabilities	$159,939	$-	$-	$159,939	$159,939

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended September 30, 2011:

Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, June 30, 2011	$-	$-
Total gains or losses (realized/unrealized)
Included in net (income) loss	-	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	159,939	159,939
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2011	$159,939	$159,939

Note 10 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred and Sixty Million (260,000,000) shares of which Ten Million (1,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Two Hundred and Fifty Million (250,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On September 30, 2010, the Company issued 3,000,000 shares of its common stock for compensation of $1,200,000.

On April 8, 2011, the Company issued 1,000,000 shares of common stock to a consultant for $19,600 in services and $200 in cash. The common stock was issued at its fair market value of $0.0198 on the date of issuance.

On April 14, 2011, the Company issued 3,370,000 shares of its common stock for compensation of $984,480.

On April 14, 2011, the Company issued 675,000 shares of its common stock for related party debt of $141,750.

On May 6, 2011, the Company issued 155,159 shares of its common stock at $0.11 per share, in conformity with the defined conversion formula in the term sheet, for legal and due diligence services.

During the interim period ended September 30, 2011, in connection with convertible debenture the Company issued 450,000 shares of common stock which was valued at $0.08 per share, the price of the Company’s common stock on the date of issuance or $36,000 recorded as interest expense.

2010 Stock Incentive and Compensation Plan as Amended

Adoption of 2010 Stock Incentive and Compensation Plan

On January 7, 2010, the Board of Directors of the Company adopted the 2010 Stock Incentive and Compensation Plan, whereby the Board of Directors authorized 8,000,000 shares of the Company’s common stock to be reserved for issuance (the “2010 Stock Incentive Plan”). The purpose of the 2010 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2010 Stock Incentive Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the 2010 Stock Incentive Plan, and the amount and terms of a specific grant, are determined by the board of directors.  Should any option granted or stock awarded under the 2010 Stock Incentive Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

2011 Amendment to the 2009 Stock Incentive Plan

On May 19, 2011, the Company’s Board of Directors adopted and approved the Amended and Restated 2009 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares to 2,200,000 shares of the Company’s common stock, subject to stockholder approval at the Annual Meeting.  At the 2011 Annual Meeting of Stockholders (the “2011 Annual Meeting”) of the Company held on July 9, 2011, the Company’s stockholders approved the amendment and restatement of the Company’s 2009 Stock Incentive Plan (the “Amended and Restated 2009 Stock Incentive Plan”).

January 7, 2010 Issuance

On January 7, 2010, the board approved and granted options for employees to purchase 2,750,00 shares of the Company's common stock with exercise price at $0.56 per share expiring two (2) years from the date of grant exercisable, in whole or in part, according to the following vesting schedule:

•

Twenty five percent (25%) of the total number of shares granted under the option scheme vested immediately as January 7, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) were vested on July 6, 2010.

•

The remaining Fifty percent (50%) of the shares granted under the option scheme shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director, employee or consultant.

The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 7, 2010

Expected life (year)	2.00

Expected volatility (*)	196.02%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*

Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

July 1, 2010 Issuance

On July 1, 2010, the board approved and granted options for a director to purchase 500.000 shares of the Company's common stock with exercise price at $0.56 per share expiring two (2) years from the date of grant exercisable, in whole or in part, according to the following vesting schedule:

•

Twenty five percent (25%) of the total number of shares granted under the option scheme vested immediately as July 1, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) on January 1, 2011.

•

The remaining fifty percent (50%) of the shares granted under the option scheme shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director.

The Company estimated the fair value of option granted, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010

Expected life (year)	1.99

Expected volatility (*)	196.02%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*

Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

The Company used the Black-Scholes Pricing Model to determine expenses associated with the January 7, 2010 and July 1, 2010 grant issuances. The Company amortized $-0- and $1,075,165 of stock option grants during the quarter ended September 30, 2011 and 2010, respectively.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant		Aggregate Intrinsic Value

Balance, June 30, 2009	-	$-	$-		-	$-

Granted	2,750,000	0.56	0.56			-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, June 30, 2010	2,750,000	$0.56	$0.56			$-

Granted	500,000	0.56	0.56			-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, June 30, 2011	3,250,000	$0.56	$0.56	$		$-

Granted						-

Granted						-

Granted						-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, September 30, 2011	3,250,000	$0.56	$0.56	$		$-

Vested and exercisable, September 30, 2011	2,500,000	$0.56	$0.56	$		$-

Unvested, September 30, 2011	1,000,000	$0.56	$0.56	$		$-

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		3.00	$0.01	1,600,000	3.00	$0.01

$0.01	200,000	.	3.37	0.01	200,000	3.37	0.01

$0.44	50,000		4.70	0.44	12,500	4.70	0.44

$1.00	750,000		8.20	1.00	750,000	8.20	1.00

$2.00	650,000		9.40	2.00	650,000	9.40	2.00

$0.01 - 2.00	3,250,000		5.39	$0.64	3,212,500	5.39	$0.64

As of September 30, 2011, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  In the opinion of the Company, the following were necessary to report:

Resignations

Effective January 30, 2013 the following individuals resigned as officers and or directors of Brazil Gold, Corp. (the “Company”): Hiro Mitsuchi resigned as director; Phillip E. Jennings resigned as director, Chief Executive Officer and Chief Operating Officer; Lisa Boksenbaum resigned as General Counsel, and Leigh Freeman resigned as an officer and director of the Company.

Appointment

Effective January 30, 2013 Conrad Huss, age 64, was named Director, Chief Executive Officer, Secretary and Chief Financial Officer of the Company. There are no written agreements between the Company and Mr. Huss, but the Company has agreed to pay Mr. Huss $4,000 per month that he serves in such capacity. Mr. Huss is a financial professional with over 25 years of investment banking and operating experience. Most recently he was with Ocean Cross Capital Markets as senior Managing Director. Previously he was a Senior Managing Director at Southridge Investment Group. Mr. Huss was on the Board of Directors of Infinity Capital Group, Inc. until September, 2010.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

We incorporated as Dynamic Alert Limited (referred to herein as “Brazil Gold”, “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited (“the Company”) being the surviving entity. In connection with such merger, our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.  On March 15, 2010, the Company’s ticker symbol on OTCBB was changed to “BRZG”. Our principal executive offices are located at 850 3rd Avenue, NYC, NY  10022.  Our telephone number is 212-994-9875.  Our fiscal year end is June 30.

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

On May19, 2010, Brazil Gold Corp., entered into an Acquisition Agreement (the “Acquisition Agreement”) with Rusheen whereby the Company was to acquire all of Rusheen’s ownership units in “Amazonia

Unfortunately, the size of the package of the mineral claims resulted in a lengthy due diligence exercise and upon completion and signing the definitive agreement on May 19, 2010, as set out above, the market conditions had changed, resulting in great difficulty in raising sufficient funds to conduct exploration work on the extensive mineral claims. It is for this reason on September 15, 2010, the Company, effective as of June 1, 2010, entered into a Mutual Rescission Agreement and General Release between the Company and Rusheen, pursuant to which the parties agreed that all agreements constituting and comprising the acquisition of Amazonia entered into on May 19, 2010, as amended and consummated on June 1, 2010, were rescinded.  As a result of such rescission, all of the 99% interest in the issued and outstanding share capital of Amazonia held by Brazil Gold Corp. was transferred back to Rusheen and Rusheen now owns 99% of the issued and outstanding ownership units of Amazonia.  Furthermore, the 44,000,000 shares of the Company’s common stock that were issued in connection with the Acquisition Agreement were returned to the Company and were cancelled.

Material Changes in Financial Condition

At September 30, 2011, we had a working capital deficit of ($509,392), compared to a working capital deficit of ($266,621), at June 30, 2011.  At September 30, 2011, our total assets consisted of cash of $2,027, prepaid expenses of $11,061, other assets of $4,082, and capital assets of $941.  This compares with total assets at June 30, 2011 consisting of cash of $1,418, prepaid expenses of $11,780, advance receivable from a related party of $4,249, and capital assets of $1,052.

At September 30, 2011, our total current liabilities increased to $526,561 from $284,067 at June 30, 2011, an increase of $242,494. The change was due to increases in the derivative liability of $159,939, convertible debentures of $66,667 and accounts payable of $60,198  and was partially offset by a decrease in Due to Related parties of $45,621.

Since our existing cash balance is $2,027, we do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month periods ended September 30, 2011 and September 30, 2010

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended September 30, 2011, Compared To The Three Months Ended September 30, 2109.

There were no revenues during the three months ending September 30, 2011 and the three months ended September 30, 2010.

For the three months ended September 30, 2011, operating expenses were $140,030 compared to $1,407,971 during the three months ended September 30, 2010.  The decrease was principally due to a decrease in stock based compensation on share options granted.

Operating expenses during the three months ended September 30, 2011, consisted of stock based compensation of $26,859 (2010:$1,075,165), consulting fees of $81,365 (2010: $90,000) professional fees of $8,986, (2010: $62,371). There was a write-off of a note receivable of $60,114 in 2010.

During the three month period ended September 30, 2011, we recognized a net loss of $305,741 compared to a net loss of $1,419,930 for the three-month period ended September 30, 2010.  The decreased loss of $1,114,189 was due to an decrease in our activities over the prior period as discussed above.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit

Number                    Description

31.1                     CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2013.

BRAZIL GOLD CORP.

Date: February 14, 2013

By: /s/ Conrad Huss

Name: Conrad Huss

Title: Director, Chief Executive Officer, Secretary, Chief Financial Officer