Form 10-Q
period 2011-12-31
BRAZIL GOLD CORP.
filed 2013-02-27
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-119566

BRAZIL GOLD CORP.

 (Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

850 3rd Avenue, Suite 16C, New York, NY 10022

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

Larger accelerated filer        .

Accelerated filer       .

Non-accelerated filer        .

Smaller reporting company   X .

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .    No   X .

Number of shares outstanding of the registrant’s class of common stock as of February 27, 2013:  77,444,072.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis	25

Item 3. Quantitative and Qualitative Disclosure about Mark Rise	26

Item 4. Controls and Procedures	27

Item 4(A) T. Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1. Legal Proceedings- Not Applicable	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable	27

Item 3. Defaults upon Senior Securities – Not Applicable	27

Item 4. Removed and Reserved	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURES	28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Brazil Gold Corp.

December 31, 2011 and 2010

Brazil Gold Corp.

Balance Sheets

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$1,417
Related party receivables	-	4,249
Prepaid expenses	1,425	11,780
Other current assets	1,382	-

Total Current Assets	2,807	17,446

PROPERTY AND EQUIPMENT
Property and equipment	1,524	1,524
Accumulated depreciation	(694)	(472)

Property and Equipment, net	830	1,052

Total Assets	$3,637	$18,498

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$203,801	$83,562
Accrued expenses	36,302	33,060
Advances payable	42,940	42,940
Related party payables	-	45,621
Note payable - related party	82,025	78,884
Derivative liability	42,659	-
Convertible debentures, net	100,000	-

Total Current Liabilities	507,727	284,067

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.001 par value: 250,000,000 shares authorized, 54,650,159 and 54,200,159 shares issued and outstanding, respectively	54,650	54,200
Additional paid-in capital	5,506,914	5,427,698
Accumulated deficit	(6,071,071)	(5,752,884)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	5,417	5,417

Total Stockholders' Deficit	(504,090)	(265,569)

Total Liabilities and Stockholders' Deficit	$3,637	$18,498

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Bad debt of note receivable	-	160,114
Compensation	43,666	1,232,846
Consulting fees	127,045	185,000
Professional fees	11,350	65,519
General and administrative expenses	50,791	35,460

Total operating expenses	232,852	1,678,939

LOSS FROM OPERATIONS	(232,852)	(1,678,939)

OTHER (INCOME) EXPENSE:
Amortization of beneficial conversion feature	-	38,243
Derivative expense	59,939	-
Change in fair value of derivative liability	(117,280)	-
Interest income	-	(40,114)
Interest expense	142,712	104,186
Other (income) expense	(36)	-

Other (income) expense, net	85,335	102,315

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(318,187)	(1,781,254)

INCOME TAX PROVISION	-	-

NET LOSS	(318,187)	(1,781,254)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	-	(114)

COMPREHENSIVE LOSS	$(318,187)	$(1,781,368)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
	$(0.01)	$(0.05)
Weighted common shares outstanding - basic and diluted
	54,633,059	38,625,000

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Compensation	16,807	157,681
Consulting fees	45,680	95,000
Professional fees	2,364	3,148
General and administrative expenses	27,971	15,139

Total operating expenses	92,822	270,968

LOSS FROM OPERATIONS	(92,822)	(270,968)

OTHER (INCOME) EXPENSE:
Amortization of beneficial conversion feature	-	36,061
Change in fair value of derivative liability	(117,280)	-
Interest expense	36,904	54,409

Other (income) expense, net	(80,376)	90,470

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(12,446)	(361,438)

INCOME TAX PROVISION	-	-

NET LOSS	$(12,446)	$(361,438)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
	$(0.00)	$(0.01)

Weighted common shares outstanding - basic and diluted
	54,650,159	39,000,000

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit
For the Three Months Ended September 30, 2011
(Unaudited)

					Accumulated Other
					Comprehensive
	Common Stock,				Income (Loss)
	$0.001 Par Value		Additional		Foreign Currency	Total
	Number of		Paid-in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit

Balance, June 30, 2010	36,000,000	$36,000	$723,099	$(2,448,263)	$5,531	$(1,683,633)

Common stock issued in settlement of Coach convertible debt	10,000,000	10,000	2,290,000	-	-	2,300,000

Common stock issued for consulting services and cash	1,000,000	1,000	18,800	-	-	19,800

Common stock issued for services	155,159	155	16,912	-	-	17,067

Settlement of related party debt and common stock compensation	675,000	675	141,075	-	-	141,750

Common stock issued for compensation	6,370,000	6,370	2,178,110	-	-	2,184,480

Beneficial conversion feature	-	-	59,702	-	-	59,702

Comprehensive income (loss):
Net loss	-	-	-	(3,304,621)	-	(3,304,621)
Foreign currency translation loss	-	-	-	-	(114)	(114)
Total comprehensive income (loss)	-	-	-	-	-	(3,304,735)

Balance, June 30, 2011	54,200,159	54,200	5,427,698	(5,752,884)	5,417	(265,569)

Common stock issued for services	-	-	43,666	-	-	43,666

Common stock issued with convertible debentures	450,000	450	35,550	-	-	36,000

Net loss	-	-	-	(318,187)	-	(318,187)

Balance, December 31, 2011	54,650,159	$54,650	$5,506,914	$(6,071,071)	$5,417	$(504,090)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(318,187)	$(361,438)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	222	111
Bad debt of note receivable	-	160,114
Amortization of discount on convertible debt	100,000	-
Beneficial conversion feature	-	19,122
Stock based compensation	43,666	1,075,165
Derivative expense	59,939	-
Change in fair value of derivative liabilities	(117,280)	-
Common stock issued for interest	36,000	-
Changes in operating assets and liabilities:
Prepaid expenses	10,355	(14,544)
Notes receivable	-	(160,114)
Other current assets	(1,382)	-
Accounts payable	120,239	-
Accrued expenses	3,242	192
Accrued interest on convertible debentures	-	49,644

NET CASH USED IN OPERATING ACTIVITIES	(63,186)	768,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of related party receivables	4,249	(29,192)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,249	(29,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties	(45,621)	32,829
Note payable - related party	3,141	-
Proceeds from convertible debentures	100,000	280,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	57,520	312,829

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(115)

NET CHANGE IN CASH	(1,417)	1,051,774

Cash at beginning of period	1,417	8,125

Cash at end of period	$-	$1,059,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature	$-	$2,182

See accompanying notes to the financial statements.

Brazil Gold Corp.

December 31, 2011 and 2010

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

There were no revenues generated from these business activities and operations for the interim period ended December 31, 2011. Currently the Company is evaluating possible new ventures and acquisitions.  As of December 31, 2011, the Company does not have any firm target and is in the process of arranging additional equity and debt financing.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the  financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2011 or 2010.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the interim period ended December 31, 2011 and 2010 as they were anti-dilutive:

	December 31, 2011	December 31, 2010
Convertible debentures	2,040,816	20,209,468
Warrants issued with convertible debentures	1,153,845	-
Stock options	3,250,000	3,250,000
Total	6,444,661	23,459,468

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2011	June 30, 2011

Computer equipment	5	$1,042	$1,042

Furniture and fixture	7	482	482

		1,524	1,524

Less accumulated depreciation		(694)	(472)

		$830	$1,052

Depreciation Expense

Depreciation expense for the interim period ended December 31, 2011 and 2010 was $222.

Note 5 – Related Party Transactions

Related Party Receivables

As of December 31, 2011 and June 30, 2011, the Company had a total of $0 and $4,249, respectively, in other receivables from a related party.  This balance was a result of overpayment to the related party in relation to expenses paid on behalf of the Company.  This balance is non-interest bearing and due on demand.

Related Party Payables

From time to time, officers of the Company advance funds to the Company for working capital purpose and are owed consulting fees from the Company. The advances and consulting fees are non-interest bearing and due on demand.

Related party payables consisted of the following:

	December 31, 2011	June 30, 2011
Advances	$-	$45,621

	$-	$45,621

Note Payable - Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note.  The Note is due upon demand and bears interest at 8% per annum.

As of December 31, 2011, the balance of the Note including accrued interest was $82,025.

Note 6 – Advances Payable

As of December 31, 2011, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 7 – Note Payable – Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note.  The Note is due upon demand and bears interest at 8% per annum.

As of December 31, 2011, the balance of the Note including accrued interest was $82,025.

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

On July 7, 2011 Company issued to Southridge, and Southridge purchased from the Company a Series of five (5) 8% Convertible Promissory Notes each in the principal amount of Fifty Thousand Dollars ($50,000) (the “Note”, or collectively the “Notes”) and a stock warrant for each note in the amount of 384,615 shares of the Company’s common stock in consideration for up to Two Hundred Fifty Thousand Dollars ($250,000). The Company may draw up to $50,000 per month and each Note shall have a maturity date of one hundred (100) days. The Company has received $100,000 in Note proceeds. The Principal plus any interest shall be convertible into common stock of the Company at seventy percent (70%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes. The Notes bear interest at 8% payable quarterly in cash or in Company common stock at a 50% discount to the average of the closing prices for the five (5) trading days prior to the interest payment being due. The Notes are collateralized with shares on the Company’s common stock having a Market Value equivalent to two hundred fifty percent (250%) of the principal amounts of the Notes. Such shares have been pledged by Philip Jennings, the Company’s President pursuant to a bona fide pledge agreement. The Company may redeem the Notes at rates from one hundred percent (100%) to one hundred thirty (130%) of the principal amount of the Notes beginning ninety (90) days after the date of original issuance of such Notes. As of the Balance Sheet Date, the Company had drawn down $100,000.

Note 9 – Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

As of December 31, 2011, the Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible promissory notes. The Company’s secured convertible promissory notes issued to Southridge Partners II, LP on July 6, 2011, July 29, 2011 and August 25, 2011 (the "Notes"), are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature and the warrants attached to the Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of December 31, 2011, the estimated fair value of derivative liabilities for the conversion feature was $25,352.

As of December 31, 2011, the estimated fair value of derivative liabilities for the warrants was $17,307.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$25,352	$-	$-	$25,352	$25,352
Derivative liabilities on warrants	17,307	-	-	17,307	17,307
Total derivative liabilities	$42,659	$-	$-	$42,659	$42,659

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended December 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivatives warrants	Total

Balance, June 30, 2011	$-	$-
Total gains or losses (realized/unrealized)
Included in net (income) loss	(117,280)	(117,280)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	159,939	159,939
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2011	$42,659	$42,659

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

The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 7, 2010

Expected life (year)	2.00

Expected volatility (*)	221.00%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

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

The Company estimated the fair value of option granted, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010

Expected life (year)	1.99

Expected volatility (*)	221.00%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*

Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant		Aggregate Intrinsic Value
Balance, June 30, 2009	-	$-	$-		-	$-

Granted	2,750,000	0.56	0.56			-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, June 30, 2010	2,750,000	$0.56	$0.56			$-

Granted	500,000	0.56	0.56			-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, June 30, 2011	3,250,000	$0.56	$0.56	$		$-

Granted						-

Granted						-

Granted						-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, December 31, 2011	3,250,000	$0.56	$0.56	$		$-

Vested and exercisable, December 31, 2011	2,500,000	$0.56	$0.56	$		$-

Unvested, December 31, 2011	1,000,000	$0.56	$0.56	$		$-

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		3.00	$0.01	1,600,000	3.00	$0.01

$0.01	200,000	.	3.37	0.01	200,000	3.37	0.01

$0.44	50,000		4.70	0.44	12,500	4.70	0.44

$1.00	750,000		8.20	1.00	750,000	8.20	1.00

$2.00	650,000		9.40	2.00	650,000	9.40	2.00

$0.01 - 2.00	3,250,000		5.39	$0.64	3,212,500	5.39	$0.64

As of December 31, 2011, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

 Material Changes in Financial Condition

At December 31, 2011, we had a working capital deficit of ($504,920), compared to a working capital deficit of ($266,621), at June 30, 2011.  At December 31, 2011, our total assets consisted of prepaid expenses of $1,425, other current assets of $1,382, and capital assets of $830.  This compares with total assets at June 30, 2011 consisting of cash of $1,418, prepaid expenses of $11,780, advance receivable from a related party of $4,249, and capital assets of $1,052

At December 31, 2011, our total current liabilities increased to $507,727 from $284,067 at June 30, 2010, an increase of $223,659.  The increase was principally due to a derivative liability of 42,659, a short term note payable of $100,000 and increased  accounts payable of $120,239 principally accounted for the change. This was offset by the elimination of the amounts owed to related parties of $45,621.

Since our existing cash balance is $nil, we do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month period ended December 31, 2011 (December 31, 2010: nil).

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended December 31, 2011, Compared To The Three Months Ended December 31, 2010

There were no revenues from the discontinued operations of the sale of security products and services during the three months ending December 31, 2011, or during the three months ended December 31, 2010.

For the three months ended December 31, 2011, operating expenses were $92,822 compared to $270,968 during the three months ended December 31, 2010.  The decrease was principally due to a decrease in our professional and consulting fees for due diligence work being carried out on the ACP operations in Brazil as well as stock based compensation on share options granted.

Operating expenses during the three months ended December 31, 2011 consisted of compensation expense of $16,807 (2010:  $157,681), consulting fees of $45,680 (2010: $95,000), professional fees of $2,364 (2010: $3,148) and general and administrative expenses of $27,971 (2010: $15,139).

During the three month period ended December 31, 2011, we recognized a net loss of $12,446 compared to a net loss of $361,438 for the three-month period ended December 31, 2010.  The increased loss of $348,992 was due to an increase in our activities over the prior period as discussed above.

For The Six Months Ended December 31, 2011, Compared To The Six Months Ended December 31, 2010.

There were no revenues from the discontinued operations of the sale of security products and services during the six months ending December 31, 2011, or during the six months ended December 31, 2010.

For the six months ended December 31, 2011, operating expenses were $232,852 compared to $1,678,939 during the six months ended December 31, 2010.  The decrease was principally due to lower stock based compensation on share options granted.

Operating expenses during the three months ended December 31, 2011 consisted of compensation expense of $43,666 (2010:  $1,232,846), consulting fees of $127,045 (2010: $185,000), professional fees of $11,350 (2010: $65,519) and general and administrative expenses of $50,791 (2010: $35,460). In 2010, there was a write-off of a note receivable which added $160,114 of expense.

During the six month period ended December 31, 2011, we recognized a net loss of $318,187 compared to a net loss of $1,781,254 for the six-month period ended December 31, 2010.  The decreased loss of $1,463,067 was due to a decrease in our activities over the prior period as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended December 31, 2011.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

31.1

CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1

CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2013.

BRAZIL GOLD CORP.

Date:  February 27, 2013

By: /s/ Conrad Huss

Name: Conrad Huss

Title: Director, Chief Executive Officer, Secretary, Chief Financial Officer