Form 10-Q
period 2012-03-31
BRAZIL GOLD CORP.
filed 2013-02-28
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Larger accelerated filer        .

Accelerated filer       .

Non-accelerated filer        .

Smaller reporting company   X .

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .    No   X .

Number of shares outstanding of the registrant’s class of common stock as of February 28, 2013:  77,444,072.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis	25

Item 3. Quantitative and Qualitative Disclosure about Mark Rise	26

Item 4. Controls and Procedures	27

Item 4(A) T. Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1. Legal Proceedings- Not Applicable	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable	27

Item 3. Defaults upon Senior Securities – Not Applicable	27

Item 4. Removed and Reserved	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURES	28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Brazil Gold Corp.

March 31, 2012 and 2011

Index to the financial statements

Contents

Page(s)

Balance Sheets at March 31, 2012 (Unaudited) and June 30, 2011

4

Statements of Operations for the Nine Months Ended March 31, 2012 and 2011 (Unaudited)

5

Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

6

Statement of Stockholders’ Equity (Deficit) for the Interim Period Ended March 31, 2012 (Unaudited)

7

Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 (Unaudited)

8

Notes to the  Financial Statements (Unaudited)

9

Brazil Gold Corp.

Balance Sheets

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$1,417
Related party receivables	-	4,249
Prepaid expenses	1,013	11,780
Other current assets	1,382	-

Total Current Assets	2,395	17,446

PROPERTY AND EQUIPMENT
Property and equipment	1,524	1,524
Accumulated depreciation	(805)	(472)

Property and Equipment, net	719	1,052

Total Assets	$3,114	$18,498

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$204,752	$83,562
Accrued expenses	38,301	33,060
Advances payable	42,940	42,940
Related party payables	-	45,621
Note payable - related party	83,578	78,884
Derivative liability	183,516	-
Convertible debentures, net	100,000	-

Total Current Liabilities	653,087	284,067

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.001 par value: 250,000,000 shares authorized; 54,650,159 and 54,200,159 shares issued and outstanding, respectively	54,650	54,200
Additional paid-in capital	5,510,532	5,427,698
Accumulated deficit	(6,220,572)	(5,752,884)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	5,417	5,417

Total Stockholders' Deficit	(649,973)	(265,569)

Total Liabilities and Stockholders' Deficit	$3,114	$18,498

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Bad debt of note receivable	-	160,114
Compensation	47,284	1,232,846
Consulting fees	127,045	185,000
Professional fees	11,762	65,519
General and administrative expenses	51,851	294,866

Total operating expenses	237,942	1,938,345

LOSS FROM OPERATIONS	(237,942)	(1,938,345)

OTHER (INCOME) EXPENSE:
Amortization of beneficial conversion feature	-	38,243
Derivative expense	59,939	-
Change in fair value of derivative liability	23,577	-
Interest income	-	(40,114)
Interest expense	146,266	160,997
Other (income) expense	(36)	-

Other (income) expense, net	229,746	159,126

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(467,688)	(2,097,471)

INCOME TAX PROVISION	-	-

NET LOSS	(467,688)	(2,097,471)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	-	(114)

COMPREHENSIVE LOSS	$(467,688)	$(2,097,585)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
	$(0.01)	$(0.05)
Weighted average common shares outstanding - basic and diluted
	54,638,684	38,608,500

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Compensation	3,618	-
Professional fees	412	-
General and administrative expenses	1,060	259,405

Total operating expenses	5,090	259,405

LOSS FROM OPERATIONS	(5,090)	(259,405)

OTHER (INCOME) EXPENSE:
Amortization of beneficial conversion feature	-	-
Change in fair value of derivative liability	140,857	-
Interest expense	3,554	56,811

Other (income) expense, net	144,411	56,811

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(149,501)	(316,216)

INCOME TAX PROVISION	-	-

NET LOSS	$(149,501)	$(316,216)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted
	54,650,159	39,000,000

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit
For the Interim Period Ended March 31, 2012
(Unaudited)

					Accumulated Other
					Comprehensive
	Common Stock,				Income (Loss)
	$0.001 Par Value		Additional		Foreign Currency	Total
	Number of		Paid-in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit

Balance, June 30, 2010	36,000,000	$36,000	$723,099	$(2,448,263)	$5,531	$(1,683,633)

Common stock issued in settlement of Coach convertible debt	10,000,000	10,000	2,290,000	-	-	2,300,000

Common stock issued for consulting services and cash	1,000,000	1,000	18,800	-	-	19,800

Common stock issued for services	155,159	155	16,912	-	-	17,067

Settlement of related party debt and common stock compensation	675,000	675	141,075	-	-	141,750

Common stock issued for compensation	6,370,000	6,370	2,178,110	-	-	2,184,480

Beneficial conversion feature	-	-	59,702	-	-	59,702

Comprehensive income (loss):
Net loss	-	-	-	(3,304,621)	-	(3,304,621)
Foreign currency translation loss	-	-	-	-	(114)	(114)
Total comprehensive income (loss)	-	-	-	-	-	(3,304,735)

Balance, June 30, 2011	54,200,159	54,200	5,427,698	(5,752,884)	5,417	(265,569)

Common stock issued for services	-	-	47,284	-	-	47,284

Common stock issued with convertible debentures	450,000	450	35,550	-	-	36,000

Net loss	-	-	-	(467,688)	-	(467,688)

Balance, March 31, 2012	54,650,159	$54,650	$5,510,532	$(6,220,572)	$5,417	$(649,973)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(467,688)	$(2,097,471)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	333	-
Bad debt of note receivable	-	160,114
Amortization of discount on convertible debt	100,000	-
Beneficial conversion feature	-	57,698
Stock based compensation	47,284	1,382,007
Derivative expense	59,939	-
Change in fair value of derivative liabilities	23,577	-
Common stock issued for interest	36,000	-
Changes in operating assets and liabilities:
Prepaid expenses	10,767	(10,873)
Notes receivable	-	(40,114)
Other current assets	(1,382)	-
Accounts payable	121,190	(962)
Accrued expenses	5,241	-
Due to related party	-	15,842
Advances payable	-	(10,176)
Advances receivable – related party	-	10,999
Accrued interest on convertible debentures	-	160,438

NET CASH USED IN OPERATING ACTIVITIES	(64,739)	(372,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of related party receivables	4,249	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,249	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayments to) related parties	(45,621)	-
Note payable - related party	4,694	-
Proceeds from convertible debentures	100,000	395,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,073	395,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(114)

NET CHANGE IN CASH	(1,417)	22,388

Cash at beginning of period	1,417	8,125

Cash at end of period	$-	$30,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

March 31, 2012 and 2011

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

There were no revenues generated from these business activities and operations for the interim period ended March 31, 2012. Currently the Company is evaluating possible new ventures and acquisitions.  As of March 31, 2012, the Company does not have any firm target and is in the process of arranging additional equity and debt financing.

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

Fiscal Year End

The Company elected June 30th as its fiscal year end date upon its formation.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

• ·

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

• ·

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

• ·

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

• ·

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

• ·

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

• ·

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

• ·

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

• ·

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

Tax Returns Remaining subject to IRS Audits

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	For the Interim Period Ended March 31, 2012	For the Interim Period Ended March 31, 2011
Convertible debentures	2,040,816	20,209,468
Warrants issued with convertible debentures	1,153,845	-
Stock options	3,250,000	3,250,000
Total	6,444,661	23,459,468

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2012	June 30, 2011

Computer equipment	5	$1,042	$1,042

Furniture and fixture	7	482	482

		1,524	1,524

Less accumulated depreciation		(805)	(472)

		$719	$1,052

Depreciation Expense

Depreciation expense for the interim period ended March 31, 2012 and 2011 was $111.

Note 5 – Related Party Transactions

Related Party Receivables

As of March 31, 2012 and June 30, 2011, the Company had a total of $0 and $4,249, respectively, in other receivables from a related party.  This balance was a result of overpayment to the related party in relation to expenses paid on behalf of the Company.  This balance is non-interest bearing and due on demand.

Related Party Payables

From time to time, officers of the Company advance funds to the Company for working capital purpose and are owed consulting fees from the Company. The advances and consulting fees are non-interest bearing and due on demand.

Related party payables consisted of the following:

	March 31, 2012	June 30, 2011
Advances	$-	$45,621

	$-	$45,621

Note Payable - Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note.  The Note is due upon demand and bears interest at 8% per annum.

As of March 31, 2012, the balance of the Note including accrued interest was $83,578.

Note 6 – Advances Payable

As of March 31, 2012, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 7 – Convertible Debentures

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

Note 8 – Derivative Financial Instruments

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

As of March 31, 2012, the estimated fair value of derivative liabilities for the conversion feature was $114,286.

As of March 31, 2012, the estimated fair value of derivative liabilities for the warrants was $69,230.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$114,286	$-	$-	$114,286	$114,286
Derivative liabilities on warrants	69,230	-	-	69,230	69,230
Total derivative liabilities	$183,516	$-	$-	$183,516	$183,516

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended March 31, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, June 30, 2011	$-	$-
Total gains or losses (realized/unrealized)
Included in net (income) loss	23,577	23,577
Included in other comprehensive income	-	-
Purchases, issuances and settlements	159,939	159,939
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2012	$183,516	$183,516

Note 9 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred and Sixty Million (260,000,000) shares of which Ten Million (1,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Two Hundred and Fifty Million (250,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On September 30, 2010, the Company issued 3,000,000 shares of its common stock for compensation valued at $0.40 per share or  $1,200,000.

On April 8, 2011, the Company issued 1,000,000 shares of common stock to a consultant for $19,600 in services and $200 in cash. The common stock was issued at its fair market value of $0.0198 on the date of issuance.

On April 14, 2011, the Company issued 3,370,000 shares of its common stock for compensation valued at $984,480.

On April 14, 2011, the Company issued 675,000 shares of its common stock for the conversion of related party debt of $141,750.

On May 6, 2011, the Company issued 155,159 shares of its common stock at $0.11 per share, in conformity with the defined conversion formula in the term sheet, for legal and due diligence services.

During the interim period ended September 30, 2011, in connection with convertible debenture the Company issued 450,000 shares of common stock valued at $0.08 per share, the price of the Company’s common stock on the date of issuance or $36,000 recorded as interest expense.

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

The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 7, 2010

Expected life (year)	1.75

Expected volatility (*)	250.4%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*

Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

July 1, 2010 Issuance

On July 1, 2010, the board approved and granted options for a director to purchase 500,000 shares of the Company's common stock with exercise price at $0.56 per share expiring two (2) years from the date of grant exercisable, in whole or in part, according to the following vesting schedule:

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

The Company estimated the fair value of option granted, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010

Expected life (year)	1.74

Expected volatility (*)	250.4

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*

Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant		Aggregate Intrinsic Value

Balance, June 30, 2009	-	$-	$-		-	$-

Granted	2,750,000	0.56	0.56			-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, June 30, 2010	2,750,000	$0.56	$0.56			$-

Granted	500,000	0.56	0.56			-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, June 30, 2011	3,250,000	$0.56	$0.56	$		$-

Granted						-

Exercised	-	-	-			-

Expired	(,2,750,000)	0.56	0.56			-

Balance, March 31, 2012	500,000	$0.56	$0.56	$		$-

Vested and exercisable, March 31, 2012	500,000	$0.56	$0.56	$		$-

Unvested, March 31, 2012	-			$		$-

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.56	500,000	0.00	$0.56	500,000	0.00	$0.56

$0.56	500,000	0.00	$0.56	500,000	0.00	$0.56

As of March 31, 2012, there were 500,000 shares of stock options remaining available for issuance under the 2010 Plan.

Note 10 – Subsequent Events

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

Material Changes in Financial Condition

At March 31, 2012, we had a working capital deficit of ($650,962), compared to a working capital deficit of ($266,621), at June 30, 2011.  At March 31, 2012, our total assets consisted of no cash, prepaid expenses of $1,013, other current assets of $1,382, and capital assets of $719.  This compares with total assets at June 30, 2011 consisting of cash of $1,417, prepaid expenses of $11,780, advance receivable from a related party of $4,249, and capital assets of $1,052

At March 31, 2012, our total current liabilities increased to $653,087 from $284,067 at June 30, 2010.  Increases in derivative liability accounted for $183,516 of the increase, accounts payable and accrued liabilities accounted for $126,431.  This was offset by the elimination of the related party liability of the $45,621.

Since our existing cash balance is overdrawn, we do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month period ended March 31, 2012 (March 31, 2011: nil).

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended March 31, 2012, Compared To The Three Months Ended March 31, 2011.

There were no revenues from the discontinued operations of the sale of security products and services during the three months ending March 31, 2012, or during the three months ended March 31, 2011.

For the three months ended March 31, 2012, operating expenses were $5,090 compared to $259,405 during the three months ended March 31, 2011.  The decrease of $254,315 was principally due to a decrease in general and administrative expenses for due diligence work being carried out on the ACP operations in Brazil as well as reduced stock based compensation on share options granted.

Operating expenses during the three months ended March 31, 2012 consisted of compensation expense of $3,618 (2011:  $nil), professional fees of $412 (2011: $nil), professional fees of $2,364 (2011: $3,148) and general and administrative expenses of $1,060 (2011: $259,405)

During the three month period ended March 31, 2012, we recognized a net loss of $149,501 compared to a net loss of $316,216 for the three-month period ended March 31, 2011.  The decreased loss of $166,715 was due to an increase in our activities over the prior period as discussed above.

For The Nine Months Ended March 31, 2012, Compared To The Nine Months Ended March 31, 2011.

There were no revenues from the discontinued operations of the sale of security products and services during the nine months ending March 31, 2012, or during the nine months ended March 31, 2011.

For the nine months ended March 31, 2012, operating expenses were $237,942 compared to $1,938,345 during the nine months ended March 31, 2012.  The decrease of $1,700,403 was principally due to lower stock based compensation on share options granted.

Operating expenses during the nine months ended March 31, 2012 consisted of compensation expense of $47,284 (2011: 1,232,846), consulting fees of $127,045 (2011: $185,000), professional fees of $11,762 (2011: $65,519) and general and administrative expenses of $51,851 (2011: $294,866). In 2011, there was a write-off of a note receivable which added $160,114 of expense.

During the nine month period ended March 31, 2012, we recognized a net loss of $467,688 compared to a net loss of $2,097,471 for the nine-month period ended March 31, 2011.  The decreased loss of $1,629,783 was due to a decrease in our activities over the prior period as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2012.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit

Number                    Description

31.1                     CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1                     CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2013.

BRAZIL GOLD CORP.

Date:  February 28, 2013

By: /s/ Conrad Huss

Name: Conrad Huss

Title: Director, Chief Executive Officer, Secretary, Chief Financial Officer