Form 10-K
period 2012-06-30
BRAZIL GOLD CORP.
filed 2013-03-21
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Registrant’s telephone number, including area code 212-994-9875

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

Net revenues for our most recent and prior fiscal year were $Nil.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (December 2012): $.0006. b) The number of currently outstanding shares, not including shares held by affiliates (officers, directors and 10% shareholders) is 6,270,000.

Number of common voting shares issued and outstanding as of March 21, 2013: 92,763,031 shares of common stock

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

PART I

ITEM 1  DESCRIPTION OF BUSINESS

We incorporated as Dynamic Alert Limited (referred to herein as “Brazil Gold”, “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada Corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited (“the Company”) being the surviving entity. In connection with such merger, our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.  On March 15, 2010, the Company’s ticker symbol on OTCBB was changed to “BRZG”.  Our principal executive offices are located at 850 3rd Avenue, Suite 16C, NYC, NY  10022.  Our telephone number is 212-994-9875.  Our fiscal year end is June 30.

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

It is for this reason that on November 13, 2009, the Company entered into a Letter of Intent with Rusheen Handels AG, a Swiss corporation ("Rusheen") for the acquisition by the Company of Rusheen's 99% ownership interest in its Brazilian subsidiary Amazônia Capital e Participaçơes Ltda. ( “ Amazonia ” ) in exchange for (a) 44 million restricted shares of the Company's common stock and a 2.5% net smelter return royalty on mineral production from Amazonia mineral claims located in Brazil. Amazonia is the owner of numerous poly-metallic mineral claims covering approximately 824,411 hectares (2,037,119 acres) in three states in the Tapajos Greenstone Belt in the Amazon Basin of Brazil.  The primary mineral target is gold, but copper, nickel, iron ore, manganese and tin are also found in the area.  The legal claims are located in three western states: Amazonas, Mato Grosso and Rondonia.

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

Principal Products and Services

We are reviewing exploration and other opportunities with the objective of bringing revenue to the Company. However, as at the time of the June 30, 2012 year end, we do not have any firm target.

The Market

None as at June 30, 2012.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

Our office space is located at 850 3rd Avenue, Suite 16C, NYC, NY 10022

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol “BRZG”.

Fiscal Year Ended June 30, 2012

Quarter Ended	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
High	$ 0.10	$0.10	$0.075	$ 0.07
Low	$ 0.06	$ 0.015	$0..015	$0.04

Fiscal Year Ended June 30, 2011

Quarter Ended	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
High	$ 0.23	$0.18	$0.22	$ 0.10
Low	$ 0.23	$ 0.15	$0.21	$0.08

(b)  Holders

As of March 15, 2013, there were approximately 44 holders of record of our common stock.

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

Stock Purchase Warrants

None.

Stock Purchase Options

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of the pronouncement, stock-based compensation cost is measure at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the year ended June 30, 2012 and 2011 was $49,817 and $2,235,622, respectively.

On January 7, 2010, the Board of Directors of Brazil Gold Corp. adopted a 2010 Stock Option Plan, which plan authorizes the issuance of up to ten percent (10%) of the Company’s total issued and outstanding shares of common stock to the Company’s officers, directors, employees, advisors and consultants.

On January 7, 2010, the board approved the 2010 Stock Incentive & Compensation Plan thereby reserving an additional 8,000,000 common shares for issuance to employees, directors and consultants, of which 2,750,00 were granted at $0.57 exercise price.

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

During the year ended June 30, 2012, the Company recognized stock based compensation expense in the amount of $2,235,622 for the vested portion of options issued January 7, 2010, April 19, 2010 and July 1, 2010.

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

Risk free interest rate	0.25%
Expected dividend yield	0.0%
Expected stock price volatility	266.8%
Expected Life of options	1.99 years

The following table summarizes the activity under the Company’s stock option plan:

	Shares	Weighted Average Exercise Price
Balance, July 1, 2011	3.250,000	$0.56
Options granted for the period	-	-
Options cancelled	-	-
Options exercised	-	-
Balance, June 30, 2011	3,250,000	$0.56

Options vested at June 30, 2012	3,250,000	$0.56

ITEM 6.  MANAGEMENT’S PLAN OF OPERATION.

In November 2009 we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company.  However, there are no revenues generated from continuing operations for the year ended June 30, 2011.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our March 2012 10-Q filed February 28, 2013, our December 2011 10-Q filed   February 27, 2013, and our September 2011 10-Q filed February 14, 2013.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

At June 30, 2012, we had a working capital deficit of $636,712 (June 30, 2011: $265,569). Our assets consisted of other current assets of $1,382 and prepaid expenses of $167.  This compared to our assets as of June 30, 2011, which consisted of cash of $1,417, prepaid expenses of $11,780, advances receivable of $4,249 and capital assets of $1,052.

At June 30, 2012, our total current liabilities increased to $638,261 (from $284,067 at June 30, 2011).

We recognized no revenue as there were no sales for the year ended June 30, 2012 (June 30, 2011: $Nil), resulting in a gross profit of $Nil (June 2011: $Nil). This has been disclosed as discontinued operations in the accompanying financial statements.

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on finding exploration projects that are viable.

Result of Operations

For the year ended June 30, 2012, operating expenses were $260,601 ($3,023,343 for the year end June 30, 2011) Operating expenses for the year end June 30, 2012 consisted of consulting fees of $127,045 (June 2011: $374,284), professional fees of $31,247 (June 2011: $135,814), compensation expense of $49,817 (June 2011: $2,235,622) and general and administrative expenses of $52,492 (June 2011: $120,509). In addition, there was a write-off of a note receivable of $160,114 for June 30, 2011 due to substantial doubt as to collectability.   The note was for funds advanced to a party pursuant to an agreement that was later rescinded.

There was interest expense of 143,920 (June 2011 $122,037) relating to convertible loans, principally from the amortization of debt discount premiums..

From inception to June 30, 2012 we have incurred an accumulated deficit of $6,209,236 (June 30, 2011: $5,752,884).

Liquidity and Capital Expenditures

As of June 30, 2012, our net cash balance was approximately $-0-.  We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

On July 7, 2011, the  Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”)  Footnote 12 describes the Equity Purchase Agreement in detail.  To date, no funds have been advanced under this agreement.

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates.  We presently only transact business in United States Dollars.  We believe that the exchange rate risk surrounding our future transactions will not materially or adversely affect our future earnings.  We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

At the current time, we do not anticipate any capital expenditures over the upcoming year.

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

June 30, 2012 and 2011

Index to the financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brazil Gold Corp.

New York City, New York

We have audited the accompanying balance sheets of Brazil Gold Corp., (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at June 30, 2012 and had a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 21, 2013

Brazil Gold Corp.

Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$-	$1,417
Related party receivables	-	4,249
Prepaid expenses	167	11,780
Other current assets	1,382	-

Total Current Assets	1,549	17,446

PROPERTY AND EQUIPMENT
Property and equipment	1,524	1,524
Accumulated depreciation	(916)	(472)

Property and Equipment, net	608	1,052

Total Assets	$2,157	$18,498

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$220,471	$83,562
Accrued expenses	18,806	33,060
Advances payable	-	42,940
Related party payables	20,000	45,621
Note payable - related party	77,888	78,884
Derivative liability	176,867	-

Convertible debentures, net - stockholder	101,289	-

Total Current Liabilities	638,261	284,067

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding
	-	-
Common stock at $0.001 par value: 250,000,000 shares authorized; 54,650,159 and 54,200,159 shares issued and outstanding, respectively
	54,650	54,200

Additional paid-in capital	5,518,482	5,427,698

Accumulated deficit	(6,209,236)	(5,752,884)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	-	5,417

Total Stockholders' Deficit	(636,104)	(265,569)

Total Liabilities and Stockholders' Deficit	$2,157	$18,498

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2012	June 30, 2011

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	127,045	374,284
Professional fees	31,247	135,814
Compensation	49,817	2,235,622
Write off of note receivable	-	160,114
General and administrative expenses	52,492	120,509

Total operating expenses	260,601	3,026,343

LOSS FROM OPERATIONS	(260,601)	(3,026,343)

OTHER (INCOME) EXPENSE:
Derivative expense	60,212	-
Interest expense	143,920	122,037
Amortization of beneficial conversion	-	59,702
Loss on settlement of debt	-	96,539
Change in fair value of derivative liability	(8,345)	-
Other (income) expense	(36)	-

Other (income) expense, net	195,751	278,278

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(456,352)	(3,304,621)

INCOME TAX PROVISION	-	-

NET LOSS	(456,352)	(3,304,621)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	-	(114)

COMPREHENSIVE LOSS	$(456,352)	$(3,304,735)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.09)
Weighted average common shares outstanding – basic and diluted	54,641,564	38,706,000

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit
For the Interim Period Ended June 30, 2012
(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss) Foreign
					Currency
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Translation Gain (Loss)	Total Stockholders' Deficit

Balance, June 30, 2010	36,000,000	$36,000	$723,099	$(2,448,263)	$5,531	$(1,683,633)

Common stock issued in settlement of Coach convertible debt
	10,000,000	10,000	2,290,000	-	-	2,300,000

Common stock issued for consulting services and cash
	1,000,000	1,000	18,800	-	-	19,800

Common stock issued for services	155,159	155	16,912	-	-	17,067

Settlement of related party debt and common stock compensation
	675,000	675	141,075	-	-	141,750

Common stock issued for compensation	6,370,000	6,370	2,178,110	-	-	2,184,480

Beneficial conversion feature	-	-	59,702	-	-	59,702

Comprehensive income (loss):
Net loss	-	-	-	(3,304,621)	-	(3,304,621)
Foreign currency translation loss	-	-	-	-	(114)	(114)
Total comprehensive income (loss)	-	-	-	-	-	(3,304,735)

Balance, June 30, 2011	54,200,159	54,200	5,427,698	(5,752,884)	5,417	(265,569)

Common stock issued for services	-	-	49,817	-	-	49,817

Common stock issued with convertible debentures	450,000	450	35,550	-	-	36,000

Write off of foreign currency translation gain (loss)	-	-	5,417	-	(5,417)	-

Net loss	-	-	-	(456,352)	-	(486,352)

Balance, March 31, 2012	54,650,159	$54,650	$5,518,482	$(6,209,236)	$-	$(666,104)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(456,352)	$(3,304,621)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	444	-
Bad debt of note receivable	-	160,114
Amortization of discount on convertible debt	101,289	-
Beneficial conversion feature	-	57,698
Stock based compensation	49,817	1,382,007
Derivative expense	60,212	-
Change in fair value of derivative liabilities	(8,345)	-
Common stock issued for interest	36,000	-
Changes in operating assets and liabilities:
Prepaid expenses	11,613	(10,873)
Notes receivable	-	(40,114)
Other current assets	(1,382)	-
Accounts payable	136,909	(962)
Accrued expenses	(14,254)	-
Due to related party	-	15,842
Advances payable	-	(10,176)
Advances receivable – related party	-	10,999
Accrued interest on convertible debentures	-	160,438

NET CASH USED IN OPERATING ACTIVITIES	(84,049)	(1,579,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of related party receivables	4,249	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,249	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayments to) related parties	(45,621)	-
Note payable - related party	(996)	-
Proceeds from convertible debentures	125,000	395,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	78,383	395,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(114)

NET CHANGE IN CASH	(1,417)	(1,184,762)

Cash at beginning of period	1,417	8,125

Cash at end of period	$-	$(1,176,637)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

June 30, 2012 and 2011

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

There were no revenues generated from these business activities and operations for the interim period ended June 30, 2012. Currently the Company is evaluating possible new ventures and acquisitions.  As of June 30, 2012, the Company does not have any firm target and is in the process of arranging additional equity and debt financing.

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

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

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

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses its calculated historical volatility over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company calculates volatility based upon the average annual volatility for the reporting period.

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

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses its calculated historical volatility over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company calculates volatility based upon the average annual volatility for the reporting period.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011
Convertible debentures	3,514,739	-
Warrants issued with convertible debentures	1,153,845	-
Stock options	500,000	500,000
Total	5,168,584	500,000

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2012	June 30, 2011

Computer equipment	5	$1,042	$1,042

Furniture and fixture	7	482	482

		1,524	1,524

Less accumulated depreciation		(916)	(472)

		$608	$1,052

Depreciation Expense

Depreciation expense for the interim period ended June 30, 2012 and 2011 was $111.

Note 5 – Related Party Transactions

Related Party Receivables

As of June 30, 2012 and June 30, 2011, the Company had a total of $0 and $4,249, respectively, in other receivables from a related party.  This balance was a result of overpayment to the related party in relation to expenses paid on behalf of the Company. This balance is non-interest bearing and due on demand.

Related Party Payables

From time to time, officers of the Company advance funds to the Company for working capital purpose and are owed consulting fees from the Company. The advances and consulting fees are non-interest bearing and due on demand.

Related party payables consisted of the following:

	June 30, 2012	June 30, 2011
Advances	$-	$45,621

	$-	$45,621

Note Payable - Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,888 in eight installments in the form of a promissory note.  The Note is due upon demand and bears interest at 8% per annum.

As of June 30, 2012, the balance of the Note including accrued interest was $77,888.

Note 6 – Advances Payable

As of June 30, 2012, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

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

In June 2012, the Company issued a convertible debenture of $25,000 for audit services performed.  The company also accrued a note payable for $20,000 for consulting services provided by Southridge. The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes. The Notes bear interest at 8% payable quarterly in cash or in Company common stock

Note 8 – Derivative Financial Instruments

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

As of June 30, 2012, the estimated fair value of derivative liabilities for the conversion feature was $114,286.

As of June 30, 2012, the estimated fair value of derivative liabilities for the warrants was $69,230.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$105,329	$-	$-	$105,329	$105,329
Derivative liabilities on warrants	71,538	-	-	71,538	71,538
Total derivative liabilities	$176,867	$-	$-	$176,867	$176,867

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended June 30, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, June 30, 2011	$-	$-
Purchases, issuances and settlements	185,212	185,212
Total gains or losses (realized/unrealized)
Included in net (income) loss	(8,345)	(8,345)
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2012	$176,867	$176,867

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

The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 7, 2010

Expected life (year)	1.75

Expected volatility (*)	266.8%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

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

The Company estimated the fair value of option granted, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010

Expected life (year)	1.74

Expected volatility (*)	266.8%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*

Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2009	-	$-	$-	$-	$-

Granted	2,750,000	0.56	0.56	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2010	2,750,000	$0.56	$0.56	$-	$-

Granted	500,000	0.56	0.56	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2011	3,250,000	$0.56	$0.56	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(,2,750,000)	0.56	0.56	-	-

Balance, June 30, 2012	500,000	$0.56	$0.56	$-	$-

Vested and exercisable, June 30, 2012	500,000	$0.56	$0.56	$-	$-

Unvested, June 30, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.56	500,000	0.00	$0.56	500,000	0.00	$0.56

$0.56	500,000	0.00	$0.56	500,000	0.00	$0.56

As of June 30, 2012, there were 500,000 shares of stock options remaining available for issuance under the 2010 Plan.

Note 10 – Income Tax Provision

Deferred Tax Assets

At June 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $6,209,236 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,111,140 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $155,160 for the fiscal year ended June 30, 2012 and 2011, respectively.

Components of deferred tax assets at June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	2,111,140	1,955,980

Less valuation allowance	(2,111,140)	(1,955,980)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the  Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2012	For the Fiscal Year Ended June 30, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.   In the opinion of the Company, the following were necessary to report:

Issuance of Convertible Debt

On July 23, 2012 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Sixty-Two Thousand Five Hundred Dollars ($62,500), with interest at 8% per annum and a maturity date of March 31, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Note.

On August 1, 2012 the Company issued to Southridge an 8% Convertible Promissory Note an 8% Convertible Promissory Note in the principal amount of Five Thousand Dollars ($5,000), with interest at 8% per annum and a maturity date of March 31, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Note.

On August 21, 2012 the Company issued to Southridge an 8% Convertible Promissory Note an 8% Convertible Promissory Note in the principal amount of Two Thousand One Hundred and Ten Dollars ($2,110), with interest at 8% per annum and a maturity date of March 31, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Note.

On August 18, 2012 the Company issued to Southridge an 8% Convertible Promissory Note an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of April 30, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Note.

On November 1, 2012 the Company issued to Southridge an 8% Convertible Promissory Note an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of April 30, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Note.

On November 8, 2012 the Company issued to Southridge an 8% Convertible Promissory Note an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of November 30, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Note.

On December 1, 2012 the Company issued to Southridge an 8% Convertible Promissory Note an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of May 31, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Note.

On January 1, 2013 the Company issued to SC Advisors, an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of June 30, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On January 25, 2013 the Company issued to Southridge, an 8% Convertible Promissory Note in the principal amount of Five Thousand Dollars ($5,000), with interest at 8% per annum and a maturity date of July 31, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20)  trading days prior to conversion of the Note.

On February 1, 2013 the Company issued to SC Advisors, an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of July 31, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20)  trading days prior to conversion of the Note.

On February 20, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Eleven Thousand Nine Hundred and Forty-Two Dollars ($11,942), with interest at 8% per annum and a maturity date of November 30, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On February 20, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Eight Thousand Dollars ($8,000), with interest at 8% per annum and a maturity date of November 30, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

Issuance of Common Stock for Conversion of Convertible Debt

From August 2, 2012 through March 7, 2013, Southridge converted $75,000 of convertible debt into 55,552,329 shares of Company stock.

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

ITEM 8B.  Other Information

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Office Held
Conrad R Huss	64	President, CEO, CFO, and Director

Conrad R Huss, Director, Chief Executive Officer, Secretary and Chief Financial Officer

Effective January 30, 2013 Conrad R Huss, was named Director, Chief Executive Officer, Secretary and Chief Financial Officer of the Company.    Mr. Huss is a financial professional with over 25 years of investment banking and operating experience. Most recently he was with Ocean Cross Capital Markets as senior Managing Director.  Previously he was a Senior Managing Director at Southridge Investment Group.  Mr. Huss was on the Board of Directors of Infinity Capital Group, Inc. until September, 2010.

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

Name	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Conrad R Huss, Director	N/A	N/A	N/A

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

Name	Office Held	Compensation
Conrad R Huss	Chief Executive Officer

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of October 9, 2012, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of October 13, 2011, there were 77,444,629 Shares of Common Stock outstanding.

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

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2012 and 2011.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2013.

BRAZIL GOLD CORP.

Date:  March 21, 2013

By: /s/ Conrad R. Huss

Name: Conrad R. Huss

Title: Director, Chief Executive Officer, Secretary, Chief Financial Officer