Form 10-K/A
period 2012-06-30
BRAZIL GOLD CORP.
filed 2013-03-22
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 22, 2013

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 2013.

BRAZIL GOLD CORP.

Date:  March 22, 2013

By: /s/ Conrad R. Huss

Name: Conrad R. Huss

Title: Director, Chief Executive Officer, Secretary, Chief Financial Officer