Form 10-Q
period 2012-09-30
BRAZIL GOLD CORP.
filed 2013-05-09
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13
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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Number of shares outstanding of the registrant’s class of common stock as of  May 9, 2013: 118,789,850

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	(Unaudited)	Page

Balance Sheets		F-2

Interim Statements of Operations		F-3

Interim Statement of Other Comprehensive Income (Loss)

Interim Statements of Cash Flows		F-5

Interim Statement of Stockholders’ (Deficit)		F-4

Notes to Interim Financial Statements		F-6 to F-21

Item 2. Management’s Discussion and Analysis		3

Item 3. Quantitative and Qualitative Disclosure about Market Risk		5

Item 4. Controls and Procedures		5

Item 4(A) T. Controls and Procedures		5

PART II – OTHER INFORMATION

Item 1. Legal Proceedings - Not Applicable		5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable		6

Item 3. Defaults upon Senior Securities – Not Applicable		6

Item 4. Removed and Reserved		6

Item 5. Other Information		6

Item 6. Exhibits		7

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Brazil Gold Corp.

September 30, 2012 and 2011

Brazil Gold Corp.

Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expenses	20,000	167
Other current assets	1,382	1,382

Total Current Assets	21,382	1,549

PROPERTY AND EQUIPMENT
Property and equipment	1,524	1,524
Accumulated depreciation	(1,027)	(916)

Property and Equipment, net	497	608

Total Assets	$21,879	$2,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$221,672	$220,471
Accrued expenses	19,188	18,806
Advances payable	42,940	42,940
Note payable - related party	78,350	77,888
Derivative liability	313,503	176,867

Convertible debentures, net - stockholder	106,664	101,289

Total Current Liabilities	782,317	638,261

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.001 par value: 250,000,000 shares authorized; 59,022,566 and 54,650,159 shares issued and outstanding, respectively	59,022	54,650

Additional paid-in capital	5,544,716	5,518,482

Accumulated deficit	(6,364,176)	(6,209,236)

Total Stockholders' Deficit	(760,437)	(636,104)

Total Liabilities and Stockholders' Deficit	$21,879	$2,157

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	-	81,365
Professional fees	82,277	8,986
Compensation	-	26,859
General and administrative expenses	9,611	22,820

Total operating expenses	91,888	140,030

LOSS FROM OPERATIONS	(91,888)	(140,030)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liability	(15,266)	59,939
Derivative expense	42,292	-
Interest expense	36,026	105,808
Other (income) expense	-	(36)

Other (income) expense, net	63,052	165,711

LOSS BEFORE INCOME TAX PROVISION	(154,940)	(305,741)

INCOME TAX PROVISION	-	-

NET LOSS	$(154,940)	$(305,741)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	57,501,729	54,615,914

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit

For the Interim Period Ended September 30, 2012

(Unaudited)

					Accumulated Other
					Comprehensive
	Common Stock, Par Value $0.001		Additional		Income (Loss)	Total
	Number of		Paid-in	Accumulated	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Deficit	Translation Gain (Loss)	Deficit

Balance, June 30, 2010	36,000,000	$36,000	$723,099	$(2,448,263)	$5,531	$(1,683,633)

Common stock issued in settlement of Coach convertible debt	10,000,000	10,000	2,290,000			2,300,000

Common stock issued for consulting services and cash	1,000,000	1,000	18,800			19,800

Common stock issued for services	155,159	155	16,912			17,067

Settlement of related party debt and common stock compensation	675,000	675	141,075			141,750

Common stock issued for compensation	6,370,000	6,370	2,178,110			2,184,480

Beneficial conversion feature			59,702			59,702

Comprehensive income (loss):
Net loss				(3,304,621)		(3,304,621)
Foreign currency translation loss					(114)	(114)
Total comprehensive income (loss)						(3,304,735)

Balance, June 30, 2011	54,200,159	54,200	5,427,698	(5,752,884)	5,417	(265,569)

Common stock issued for services			49,817			49,817

Common stock issued with convertible debentures	450,000	450	35,550			36,000

Write off of foreign currency translation gain (loss)			5,417		(5,417)

Net loss				(456,352)		(456,352)

Balance, June 30, 2012	54,650,159	54,650	5,518,482	(6,209,236)	-	(636,104)

Common stock issued upon conversion of convertible debentures	4,372,407	4,372	26,234			30,607

Net loss				(154,940)		(154,940)

Balance, September 30, 2012	59,022,566	$59,022	$5,544,716	$(6,364,176)	$-	$(760,437)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,940)	$(305,741)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	111	111
Amortization of discount on convertible debt	31,665	66,667
Derivative expense	42,302	-
Change in fair value of derivative liabilities	(15,266)	59,939
Common stock issued for interest	-	36,000
Stock based compensation	-	26,859
Changes in operating assets and liabilities:
Prepaid expenses	(19,833)	719
Other current assets	-	(4,082)
Accounts payable	1,201	60,198
Accrued expenses	4,688	(259)

NET CASH USED IN OPERATING ACTIVITIES	(110,072)	(59,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) related parties		(41,372)
Note payable - related party	462	1,570
Proceeds from convertible debentures	109,610	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	110,072	60,198

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET CHANGE IN CASH	-	609

Cash at beginning of period	-	1,417

Cash at end of period	$-	$2,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

September 30, 2012 and 2011

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

The Company is currently inactive and is evaluating possible new ventures and acquisitions.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2013.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  At the balance sheet date, the Company has an immaterial amount of these assets.

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

The Company utilizes the Lattice model that values the liability of the derivatives based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivatives.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of June 30, 2012 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at June 30, 2012, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended June 30, 2012. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended September 30, 2012	For the Interim Period Ended September 30, 2011

Convertible debentures	44,302,930	2,040,816

Stock options	1,153,845	1,153,845

Warrants issued with convertible debentures	3,250,000	3,250,000

Total potentially outstanding dilutive common shares	48,706,775	6,444,661

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2012	June 30, 2012

Computer equipment	5	$1,042	$1,042

Furniture and fixture	7	482	482

		1,524	1,524

Less accumulated depreciation		(1,027)	(916)

		$497	$608

Depreciation Expense

Depreciation expense for the interim period ended September 30, 2012 and 2011 was $111.

Note 5 – Related Party Transactions

Note Payable - Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note.  The Note is due upon demand and had borne interest at 8% per annum.

As of September 30, 2012, the balance of these Notes including accrued interest was $78,350.

Note 6 – Advances Payable

As of September 30, 2012, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

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

Converted notes payable to Southridge consisted of the following:

	September 30, 2012	June 30, 2012

Note issued July 6, 2011 with interest at 8% per annum, $26,300 of principal and $4,307 of interest converted on August 2, 2012. Principal and interest are currently due on demand.	$23,700	$50,000

Note issued July 29, 2011 with interest at 8% per annum. Principal and interest are currently due on demand.	25,000	25,000

Note issued August 25, 2011 with interest at 8% per annum. Principal and interest are currently due on demand.	25,000	25,000

Note issued June 20, 2012 with interest at 8% per annum. Principal and interest are currently due on demand.	25,000	25,000

Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are payable on March 31, 2013.	62,500	-

Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are payable on March 31, 2013.	5,000	-

Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are payable on March 31, 2013.	2,110	-

Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are payable on March 31, 2013.	40,000	-

	208,310	125,000

Less unamortized discount.	(101,646)	(23,711)

Convertible notes, net of discount	$106,664	$101,289

The July 6, 2011, July 29, 2011 and the August 25, 2011 included a stock warrant for each note in the amount of 384,615 shares of the Company’s common stock, or 1,153,845 in the aggregate. The Principal plus any interest shall be convertible into common stock of the Company at seventy percent (70%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012 and the August 25, 2011 notes shall be convertible into common stock of the Company at seventy percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

Note 8 – Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible promissory notes. The Company’s secured convertible promissory notes issued to Southridge Partners II, LP, are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under

Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature and the warrants attached to certain Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of September 30, 2012, the estimated fair value of derivative liabilities for the conversion feature was $303,118.

As of September 30, 2012, the estimated fair value of derivative liabilities for the warrants was $10,385.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$303,118	$-	$-	$303,118	$303,118
Derivative liabilities on warrants	10,385	-	-	10,385	10,385
Total derivative liabilities	$313,503	$-	$-	$313,503	$313,503

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended September 30, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Conversion Feature	Warrants

Balance, June 30, 2012	$105,329	$71,538
Total gains or losses (realized/unrealized)	151,902	-
Included in net (income) loss	45,787	(61,153)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2012	$303,118	$10,385

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

In connection with the issuance of the convertible debentures during the fiscal year ended June 30, 2012, the Company issued 450,000 shares of its common stock valued at $0.08 per share, the price of the Company’s common stock on the date of issuance or $36,000, which was recorded as interest expense.

On August 2, 2012, the Company issued 4,372,407 shares of its common stock for conversion of $26,300 of convertible debt and $4,307 of accrued interest.

2010 Stock Incentive and Compensation Plan

Adoption of 2010 Stock Incentive and Compensation Plan

On January 7, 2010, the Board of Directors of the Company adopted the 2010 Stock Incentive and Compensation Plan, whereby the Board of Directors authorized 8,000,000 shares of the Company’s common stock to be reserved for issuance (the “2010 Stock Incentive Plan”). The purpose of the 2010 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to the Company and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2010 Stock Incentive Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the 2010 Stock Incentive Plan, and the amount and terms of a specific grant, is determined by the board of directors.  Should any option granted or stock awarded under the 2010 Stock Incentive Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

January 7, 2010 Issuance

On January 7, 2010, the board approved and granted options for employees to purchase 2,750,00 shares of the Company's common stock with an exercise price of $0.56 per share expiring two (2) years from the date of grant exercisable, in whole or in part, according to the following vesting schedule:

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

The Company estimated the fair value of the options granted to be $383,562, which was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 7, 2010

Expected life (year)	1.25

Expected volatility (*)	288.4%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*	Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

July 1, 2010 Issuance

On July 1, 2010, the board approved and granted options for a director to purchase 500,000 shares of the Company's common stock with an exercise price at $0.56 per share expiring two (2) years from the date of grant exercisable, in whole or in part, according to the following vesting schedule:

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

The Company estimated the fair value of the options granted to be $477,498, which was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010

Expected life (year)	1.24

Expected volatility (*)	288.4

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*	Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant		Aggregate Intrinsic Value

Balance, June 30, 2010	2,750,000	$0.56	$0.56		$-	$-

Granted	500,000	0.56	0.56			-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, June 30, 2011	3,250,000	$0.56	$0.56	$		$-

Granted	-	-	-			-

Canceled	-	-	-			-

Exercised	(2,750,000)	0.56	0.56			-

Expired	-	-	-			-

Balance, June 30, 2012	500,000	$0.56	$0.56	$		$-

Granted						-

Exercised	-	-	-			-

Expired	(500,000)	0.56	0.56			-

Balance, September 30, 2012	-	$-	$-	$		$-

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed as follows:

Issuance of Convertible Debentures

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

On March 1, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of August 13, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On March 1, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with interest at 8% per annum and a maturity date of January 31, 2014.   The Principal plus any interest shall be

convertible into common stock of the Company at eighty percent (80%) of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

On March 8, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Ten Thousand Dollars ($10,000), with interest at 8% per annum and a maturity date of December 31, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On April 1, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of September 30, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On April 1, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with interest at 8% per annum and a maturity date of February 28, 2014.   The Principal plus any interest shall be convertible into common stock of the Company at eighty percent (80%) of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

On May 1, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Ten Thousand Dollars ($10,000), with interest at 8% per annum and a maturity date of March 31, 2014.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On May 1, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of October 31, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

Issuance of Common Stock for Conversion of Convertible Debt

From August 2, 2012 through March 7, 2013, Southridge converted $75,000 of convertible debt into 55,552,329 shares of Company stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

We incorporated as Dynamic Alert Limited (referred to herein as “Brazil Gold”, “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited (“the Company”) being the surviving entity. In connection with such merger, our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.  On March 15, 2010, the Company’s ticker symbol on OTCBB was changed to “BRZG”. Our principal executive offices are located at 850 3rd Avenue, NYC, Suite 16C, NY  10022.  Our telephone number is 212-994-9875.  Our fiscal year end is June 30.

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

To date, these operations have not been fruitful and the company is currently in the process of evaluating its business model.

Material Changes in Financial Condition

At September 30, 2012, we had a working capital deficit of ($760,438), compared to a working capital deficit of ($266,621), at June 30, 2011.  At September 30, 2012, our total assets consisted of cash of $nil, prepaid expenses of $20,000, other assets of $1,382, and capital assets of $497.  This compares with total assets at June 30, 2012 consisting of cash of $nil, prepaid expenses of $167, other assets of $1,382, and capital assets of $608.

At September 30, 2012, our total current liabilities increased to $782,317 from $638,261 at June 30, 2011, an increase of $144,056.  Increases in the derivative liability of $136,635 and convertible debentures of $5,375 principally accounted for the change.

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

Result of Operations

We recognized nil revenue for the three-month periods ended September 30, 2012 and September 30, 2011

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended September 30, 2011, Compared To The Three Months Ended September 30, 2109.

There were no revenues during the three months ending September 30, 2012 and the three months ended September 30, 2011.

For the three months ended September 30, 2012, operating expenses were $91,888 compared to $140,030 during the three months ended September 30, 2010.  The decrease was principally due to a decrease in consulting fees and stock based compensation on share options granted, partially offset by increased professional fees

Operating expenses during the three months ended September 30, 2012, consisted of, professional fees of $82,227 (2011: $8,986),  general and administrative expense of $9,611 (2011: $22,820), consulting fees of $nil (2011: $81,365) and stock based compensation of $nil (2011:$26,859)

During the three month period ended September 30, 2012, we recognized a net loss of $154,940 compared to a net loss of $305,741 for the three-month period ended September 30, 2011.  The decreased loss of $150,801 was due to an decrease in our activities over the prior period as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2011.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2013.

BRAZIL GOLD CORP.

Date: May 9, 2013	By:	/s/ Conrad Huss
	Name:	Conrad Huss
	Title:	Director, Chief Executive Officer, Secretary, Chief Financial Officer