Form 10-Q
period 2012-12-31
BRAZIL GOLD CORP.
filed 2013-06-28
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-119566

BRAZIL GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

850 Third Avenue, Suite 16C, NYC, NY 10022

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

Number of shares outstanding of the registrant’s class of common stock as of June 28, 2013:  118,789,850

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Brazil Gold Corp.

December 31, 2012 and 2011

Brazil Gold Corp.

Balance Sheets

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expenses	-	167
Other current assets	1,382	1,382

Total Current Assets	1,382	1,549

PROPERTY AND EQUIPMENT
Property and equipment	1,524	1,524
Accumulated depreciation	(1,138)	(916)

Property and Equipment, net	386	608

Total Assets	$1,768	$2,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$115,829	$220,471
Accrued expenses	24,428	18,806
Advances payable	42,940	42,940
Derivative liability	29,653	176,867
Convertible debentures - stockholder, net	170,523	101,289
Note payable - related party	-	77,888

Total Current Liabilities	383,373	638,261

NON-CURRENT LIABILITIES:
Notes payable - related party	184,192	-

Total Non-Current Liabilities	184,192	-

Total Liabilities	567,565	638,261

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding
	-	-
Common stock at $0.001 par value: 250,000,000 shares authorized; 72,140,483 and 54,200,159 shares issued and outstanding, respectively
	72,140	54,650
Additional paid-in capital	5,602,526	5,518,482
Accumulated deficit	(6,240,463)	(6,209,236)

Total Stockholders' Deficit	(565,797)	(636,104)

Total Liabilities and Stockholders' Deficit	$1,768	$2,157

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	60,000	45,680
Professional fees	40,000	2,364
Compensation	-	16,807
General and administrative expenses	111	27,971

Total operating expenses	100,111	92,822

LOSS FROM OPERATIONS	(100,111)	(92,822)

OTHER (INCOME) EXPENSE:
Derivative expense	82,167	-
Interest expense	82,794	36,904
Loss on settlement of debt	7,722	-
Change in fair value of derivative liability	(396,517)	(117,280)

Other (income) expense, net	(223,833)	(80,376)

INCOME (LOSS) FROM OPERATIONS
BEFORE INCOME TAX PROVISION	123,722	(12,446)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$123,722	$(12,446)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted
	64,773,481	54,650,159

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	60,000	127,045
Professional fees	122,277	11,350
Compensation	-	43,666
General and administrative expenses	9,722	50,791

Total operating expenses	191,999	232,852

LOSS FROM OPERATIONS	(191,999)	(232,852)

OTHER (INCOME) EXPENSE:
Derivative expense	124,469	59,939
Interest expense	118,820	142,712
Loss on settlement of debt	7,722	-
Change in fair value of derivative liability	(411,783)	(117,280)
Other (income) expense	-	(36)

Other (income) expense, net	(160,772)	85,335

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(31,227)	(318,187)

INCOME TAX PROVISION	-	-

NET LOSS	$(31,227)	$(318,187)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted
	61,137,605	54,633,059

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit
For the Interim Period Ended September 30, 2012
(Unaudited)

					Accumulated Other Comprehensive
					Income
	Common Stock, $0.001 Par Value				(Loss) Foreign
	Number		Additional Paid-in	Accumulated	Currency Translation	Total Stockholders'
	of Shares	Amount $	Capital $	Deficit $	Gain (Loss) $	Deficit $

Balance, June 30, 2010	36,000,000	36,000	723,099	(2,448,263)	5,531	(1,683,633)

Common stock issued in settlement of Coach convertible debt
	10,000,000	10,000	2,290,000	-	-	2,300,000

Common stock issued for consulting services and cash
	1,000,000	1,000	18,800	-	-	19,800

Common stock issued for services	155,159	155	16,912	-	-	17,067

Settlement of related party debt and common stock compensation
	675,000	675	141,075	-	-	141,750

Common stock issued for compensation	6,370,000	6,370	2,178,110	-	-	2,184,480

Beneficial conversion feature	-	-	59,702	-	-	59,702

Comprehensive income (loss):
Net loss	-	-	-	(3,304,621)	-	(3,304,621)
Foreign currency translation loss	-	-	-	-	(114)	(114)
Total comprehensive income (loss)	-	-	-	-	-	(3,304,735)

Balance, June 30, 2011	54,200,159	54,200	5,427,698	(5,752,884)	5,417	(265,569)

Common stock issued for services	-	-	49,817	-	-	49,817

Common stock issued with convertible debentures	450,000	450	35,550	-	-	36,000

Write off of foreign currency translation gain (loss)	-	-	5,417	-	(5,417)	-

Net loss	-	-	-	(456,352)	-	(456,352)

Balance, June 30, 2012	54,650,159	54,650	5,518,482	(6,209,236)	-	(636,104)

Common stock issued upon conversion of convertible debentures	17,490,324	17,490	84,044	-	-	101,534

Net loss	-	-	-	(31,227)	-	(31,227)

Balance, December 30, 2012	72,140,483	72,140	5,602,526	(6,240,463)	-	(565,797)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,227)	$(318,187)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	222	222
Convertible notes issued for services	120,000	-
Amortization of discount on convertible debt	113,536	100,000
Loss on settlement of debt	7,722	-
Stock based compensation	-	43,666
Derivative expense	124,469	59,939
Change in fair value of derivative liabilities	(411,783)	(117,280)
Common stock issued for interest	-	36,000
Changes in operating assets and liabilities:
Prepaid expenses	167	10,355
Other current assets	-	(1,382)
Accounts payable	738	120,239
Accrued expenses	6,546	3,242

NET CASH USED IN OPERATING ACTIVITIES	(69,610)	(63,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of related party receivables	-	4,249

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	4,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) related parties	-	(45,621)
Note payable - related party	-	3,141
Proceeds from convertible debentures	69,610	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	69,610	57,520

NET CHANGE IN CASH	-	(1,417)

Cash at beginning of period	-	1,417

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

December 31, 2012 and 2011

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

The Company’s Level 3 financial liabilities consist of the derivative liability of  the Company’s secured convertible promissory notes issued to Southridge Partners II, LP. $125,000 of these notes were issued in Fiscal 2011, and $189,610 have been issued in fiscal 2012 through the end of this fiscal quarter. The derivative warrants issued in connection with these convertible promissory notes issued on July 6, 2011, July 29, 2011 and August 25, 2011. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the  financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the  simplified method ,  i.e., expected term = ((vesting term + original contractual term) / 2) , if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company ’ s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

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

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company ’ s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended December 31, 2012	For the Interim Period Ended December 31, 2011

Convertible debentures	385,601,359	2,040,816

Stock options	1,153,845	1,153,845

Warrants issued with convertible debentures	3,250,000	3,250,000

Total potentially outstanding dilutive common shares	390,005,204	6,444,661

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2012, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	June 30, 2012

Computer equipment	5	$1,042	$1,042

Furniture and fixture	7	482	482

		1,524	1,524

Less accumulated depreciation		(1,138)	(916)

		$386	$608

Depreciation Expense

Depreciation expense for the six month periods ended December 31, 2012 and 2011 was $222 for each period.

Note 5 – Advances Payable

As of December 31, 2012, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 6 – Convertible Debentures - Stockholder

Converted debentures to Southridge consisted of the following:

	December 31, 2012	June 30, 2012

Note issued July 6, 2011 with interest at 8% per annum, $40,005 of principal converted during the interim period ended December 31, 2012. Principal and interest are currently past due.	$9,995	$50,000

Note issued July 29, 2011 with interest at 8% per annum. Principal and interest are currently past due.	25,000	25,000

Note issued August 25, 2011 with interest at 8% per annum. Principal and interest are currently past due.	25,000	25,000

Note issued June 20, 2012 with interest at 8% per annum. Principal and interest are currently past due.	25,000	25,000

Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are currently past due.	62,500	-

Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	5,000	-

Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due.	2,110	-

Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due.	40,000	-

Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	-

Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	-

Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are payable on November 30, 2013.	20,000	-

Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	-

	314,610	125,000

Less unamortized discount.	(144,077)	(23,711)

Convertible notes, net of discount	$170,523	$101,289

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

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012 September 26, 2012, October 18, 2012, November 1, 2012, November 18, 2012 and December 1, 2012 notes shall be convertible into common stock of the Company at seventy percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

Note 7 – Derivative Financial Instruments

The Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible debentures. The Company’s convertible debentures issued to Southridge Partners II, LP, are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature and the warrants attached to certain Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of December 31, 2012, the estimated fair value of derivative liabilities for the conversion feature was $28,499.

As of December 31, 2012, the estimated fair value of derivative liabilities for the warrants was $1,154.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$28,499	$-	$-	$28,499	$28,499
Derivative liabilities on warrants	1,154	-	-	1,154	1,154
Total derivative liabilities	$29,653	$-	$-	$29,653	$29,653

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended December 31, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Conversion Feature	Warrants

Balance, June 30, 2012	$105,329	$71,538
Total gains or losses (realized/unrealized)	257,071	-
Included in net (income) loss	(341,399)	(70,384)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(49,500)	-
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2012	$28,499	$1,154

Note 8 – Notes Payable - Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note (“Jennings Note”).  The Jennings Note was due on demand and had borne interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes with its then Chief Executive Officer, Chief Financial Officer, Legal Counsel and Accountant totaling $105,380, which were originally recorded as accounts payable. In addition the Jennings Note was converted to these notes.

The notes mature on December 31, 2014 and bear interest at 1% per annum.

Note 9 – Equity Purchase Agreement

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

As a condition for the execution of the Equity Purchase Agreement, the Company issued to Southridge, 450,000 shares of its restricted common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.   As of the date of this filing, the Company has not filed a Registration Statement with the Securities and Exchange Commission

Note 10 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred and Sixty Million (260,000,000) shares of which Ten Million (1,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Two Hundred and Fifty Million (250,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On December 31, 2010, the Company issued 3,000,000 shares of its common stock for compensation valued at $0.40 per share or $1,200,000.

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

On August 2, 2012, the Company issued 4,372,407 shares of its common stock for the conversion of $26,300 of convertible debt and $4,307 of accrued interest.

On November 1, 2012, the Company issued 4,373,034 shares of its common stock for the conversion of $7,880 of convertible debt and $997 of accrued interest.

On November 21, 2012, the Company issued 4,371,600 shares of its common stock for the conversion of $3.300 of convertible debt and $219 of accrued interest.

On December 12, 2012, the Company issued 4,373,233 shares of its common stock for the conversion of $2,525 of convertible debt and $230 of accrued interest.

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

The Company estimated the fair value of the options granted to be $383,562, which was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 7, 2010

Expected life (year)	1.00

Expected volatility (*)	341.1%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

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

The Company estimated the fair value of the options granted to be $477,498, which was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010

Expected life (year)	.99

Expected volatility (*)	341.1%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*

Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant		Aggregate Intrinsic Value

Balance, June 30, 2010	2,750,000	$0.56	$0.56		$-	$-

Granted	500,000	0.56	0.56			-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, June 30, 2011	3,250,000	$0.56	$0.56	$		$-

Granted	-	-	-			-

Canceled	-	-	-			-

Exercised	(2,750,000)	0.56	0.56			-

Expired	-	-	-			-

Balance, June 30, 2012	500,000	$0.56	$0.56	$		$-

Granted						-

Exercised	-	-	-			-

Expired	(500,000)	0.56	0.56			-

Balance, December 31, 2012	-	$-	$-	$		$-

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.   The Management of the Company determined that there were reportable subsequent events to be disclosed as follows:

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

On April 1, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of December 31, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

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

On June 1, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with interest at 8% per annum and a maturity date of February 28, 2014.   The Principal plus any interest shall be convertible into common stock of the Company at eighty percent (80%) of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

On June 1, 2013 the Company issued to Southridge an 8% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 8% per annum and a maturity date of November 30, 2013.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

Issuance of Common Stock for Conversion of Convertible Debt

From January 1, 2013 through June 28, 2013, Southridge converted $57,385 of convertible debt into 59,736,935 shares of Company stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

We incorporated as Dynamic Alert Limited (referred to herein as “Brazil Gold”, “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited (“the Company”) being the surviving entity. In connection with such merger, our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.  On March 15, 2010, the Company’s ticker symbol on OTCBB was changed to “BRZG”. Our principal executive offices are located at 850 3 rd  Avenue, NYC, Suite 16C, NY  10022.  Our telephone number is 212-994-9875.  Our fiscal year end is June 30.

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

Material Changes in Financial Condition

At December 31, 2012, we had a working capital deficit of ($381,595), compared to a working capital deficit of ($636,104), at June 30, 2012.  At December 31, 2012, our total assets consisted of cash of $nil, other assets of $1,382, and capital assets of $386.  This compares with total assets at June 30, 2012 consisting of cash of $nil, prepaid expenses of $167, other assets of $1,382, and capital assets of $608.

At December 31, 2012, our total current liabilities decreased to $383,363 from $638,261 at June 32, 2011, a decrease of $254,898. The decrease was due to a decreases in the derivative liability of $147,214, a decrease in accounts payable mainly due to the assignment of certain related party liabilities to convertible notes of $105,380 and was partially offset by an increased balance of convertible debentures of $69,234.

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

Result of Operations

We recognized nil revenue for the three-month periods ended December 31, 2012 and December 31, 2011

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended December 31, 2012, Compared To The Three Months Ended December 31, 2011.

There were no revenues during the three months ending December 31, 2012 and the three months ended December 31, 2011.

For the three months ended December 31, 2012, operating expenses were $100,111 compared to $92,822 during the three months ended December 31, 2011.  The increase was principally due to an increase in professional fees and consulting fees partially offset by reduced stock based compensation on share options granted and lower general and administrative expenses.

Operating expenses during the three months ended December 31, 2012, consisted of, professional fees of $40,000 (2011: $2,364), general and administrative expense of $111 (2011: $27,971) and consulting fees of $60,000 (2011: $45,680)

During the three month period ended December 31, 2012, we recognized net income of $123,722 compared to a net loss of $12,446 for the three-month period ended December 31, 2011.  The net gain of $136,138 was due principally to the reduction of the derivative liability.

For The Six Months Ended December 31, 2012, Compared To The Six Months Ended December 31, 2011.

There were no revenues during the six months ending December 31, 2012 and the six months ended December 31, 2011.

For the six months ended December 31, 2012, operating expenses were $191,999 compared to $232,852 during the six months ended December 31, 2011.  The decrease was principally due to a decrease in consulting fees. general and administrative expense and stock based compensation on share options granted, partially offset by increased professional fees.

Operating expenses during the six months ended December 31, 2012, consisted of, professional fees of $122,277 (2011: $11,350), general and administrative expense of $9,722 (2011: $50,791) consulting fees of $60,000 (2011: $127,045) and stock based compensation of $nil (2011:$ 43,666)

During the six month period ended December 31, 2012, we recognized a net loss of $31,227 compared to a net loss of $318,187 for the six month period ended December 31, 2011. The decreased loss of $286,960 was due to a reduced derivative liability.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended December 31, 2012.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1

CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28 th  day of June, 2013.

BRAZIL GOLD CORP.

Date: June 28, 2013	By:	/s/ Conrad Huss
	Name:	Conrad Huss
	Title:	Director, Chief Executive Officer, Secretary, Chief Financial Officer