Form 10-Q
period 2013-03-31
BRAZIL GOLD CORP.
filed 2013-07-11
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant’s telephone number, including area code: 1-212-508-2175

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

Number of shares outstanding of the registrant’s class of common stock as of July 11, 2013:  118,789,850

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

March 31, 2013 and 2012

Brazil Gold Corp.

Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Prepaid expenses	-	167
Other current assets	1,382	1,382

Total Current Assets	1,382	1,549

PROPERTY AND EQUIPMENT
Property and equipment	1,524	1,524
Accumulated depreciation	(1,249)	(916)

Property and Equipment, net	275	608

Total Assets	$1,657	$2,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$115,829	$220,471
Accrued expenses	9,714	18,806
Advances payable	42,940	42,940
Derivative liability	307,577	176,867
Convertible debentures - stockholder, net	231,548	101,289
Note payable - related party	-	77,888

Total Current Liabilities	707,608	638,261

Note payable - related party	184,654	-

Total Long-Term Liabilities	184,654	-

Total Liabilities	892,262	638,261

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding
	-	-
Common stock par value $0.001: 250,000,000 shares authorized; 120,120,473 and 54,650,159 shares issued and outstanding, respectively
	120,120	54,650

Additional paid-in capital	5,731,406	5,518,482

Accumulated deficit	(6,742,131)	(6,209,236)

Total Stockholders' Deficit	(890,605)	(636,104)

Total Liabilities and Stockholders' Deficit	$1,657	$2,157

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	60,000	-
Professional fees	23,000	412
Compensation	8,000	3,618
General and administrative expenses	111	1,060

Total operating expenses	91,111	5,090

LOSS FROM OPERATIONS	(91,111)	(5,090)

OTHER (INCOME) EXPENSE:
Derivative expense	29,210	-
Interest expense	116,702	3,554
Loss on settlement of debt	59,163	-
Change in fair value of derivative liability	205,482	140,857

Other (income) expense, net	410,557	144,411

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(501,668)	(149,501)

INCOME TAX PROVISION	-	-

NET LOSS	$(501,668)	$(149,501)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted
	93,867,949	54,650,159

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	120,000	127,045
Professional fees	145,277	11,762
Compensation	8,000	47,284
General and administrative expenses	9,833	51,851

Total operating expenses	283,110	237,942

LOSS FROM OPERATIONS	(283,110)	(237,942)

OTHER (INCOME) EXPENSE:
Derivative expense	153,679	59,939
Interest expense	235,522	146,266
Loss on settlement of debt	66,885	-
Change in fair value of derivative liability	(206,301)	23,577
Other (income) expense	-	(36)

Other (income) expense, net	249,785	229,746

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(532,895)	(467,688)

INCOME TAX PROVISION	-	-

NET LOSS	$(532,895)	$(467,688)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted
	71,888,448	54,638,684

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit
For the Interim Period Ended March 31, 2013 and for the fiscal year ended June 30, 2012
(Unaudited)

					Accumulated Other Comprehensive
					Income (Loss)
	Common Stock, par value $0.001		Additional		Foreign Currency	Total
	Number of		Paid-in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit

Balance, June 30, 2011	54,200,159	$54,200	$5,427,698	$(5,752,884)	$5,417	$(265,569)

Common stock issued for services	-	-	49,817	-	-	49,817

Common stock issued with convertible debentures	450,000	450	35,550	-	-	36,000

Write off of foreign currency translation gain (loss)	-	-	5,417	-	(5,417)	-

Net loss	-	-	-	(456,352)	-	(456,352)

Balance, June 30, 2012	54,650,159	54,650	5,518,482	(6,209,236)	-	(636,104)

Common stock issued upon conversion of convertible debentures	65,470,314	65,470	212,924	-	-	278,394

Net loss	-	-	-	(532,895)	-	(532,895)

Balance, March 31, 2013	120,120,473	$120,120	$5,731,406	$(6,742,131)	-	$(890,605)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(532,895)	$(467,688)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	333	333
Convertible notes issued for services	208,000	-
Amortization of discount on convertible debt	225,482	100,000
Loss on settlement of debt	66,885	-
Stock based compensation	-	47,284
Derivative expense	153,679	59,939
Change in fair value of derivative liabilities	(206,301)	23,577
Common stock issued for interest	-	36,000
Changes in operating assets and liabilities:
Prepaid expenses	167	10,767
Other current assets	-	(1,382)
Accounts payable	738	121,190
Accrued expenses	(1,634)	5,241

NET CASH USED IN OPERATING ACTIVITIES	(85,546)	(64,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of related party receivables	-	4,249

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	4,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayments to) related parties	-	(45,621)
Note payable - related party	994	4,694
Proceeds from convertible debentures	84,552	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	85,546	59,073

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET CHANGE IN CASH	-	(1,417)

Cash at beginning of period	-	1,417

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

March 31, 2013 and 2011

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

The Company’s Level 3 financial liabilities consist of the derivative liability of  the Company’s secured convertible promissory notes issued to Southridge Partners II, LP, $125,000 of these notes were issued in Fiscal 2011, $292,551 have been issued in fiscal 2012 through the end of this fiscal quarter; and the derivative warrants issued in connection with these convertible promissory notes issued on July 6, 2011, July 29, 2011 and August 25, 2011. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of June 30, 2013 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at June 30, 2012, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended June 30, 2012. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For Interim Period Ended March 31, 2013	For the Interim Period Ended March 31, 2012

Convertible debentures	217,095,085	2,040,816

Stock options	-	1,153,845

Warrants issued with convertible debebtures	-	3,250,000

Total potentially outstanding dilutive common shares	217,095,085	6,444,661

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

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	June 30, 2012

Computer equipment	5	$1,042	$1,042

Furniture and fixture	7	482	482

		1,524	1,524

Less accumulated depreciation		(1,249)	(916)

		$275	$608

Depreciation Expense

Depreciation expense for the nine month periods ended March 31, 2013 and 2012 was $333 for each period.

Note 5 – Advances Payable

As of March 31, 2013, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 6 – Convertible Debentures – Related Parties

Converted debentures to related parties consisted of the following:

	March 31, 2013	June 30, 2012

Note issued July 6, 2011 with interest at 8% per annum, $50,000 of principal has been converted as of March 31, 2013.	$-	$50,000

Note issued July 29, 2011 with interest at 8% per annum. $25,000 of principal has been converted as of March 31, 2013.	-	25,000

Note issued August 25, 2011 with interest at 8% per annum. Principal and interest are currently past due.	9,075	25,000

Note issued June 20, 2012 with interest at 8% per annum. Principal and interest are currently past due.	25,000	25,000

Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are currently past due.	62,500	-

Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	5,000	-

Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due.	2,110	-

Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due.	40,000	-

Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	-

Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	-

Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are payable on November 30, 2013.	20,000	-

Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	-

Note issued January 1, 2013 with no interest. The Note is currently past due	20,000	-

Note issued January 25, 2013 with interest at 8% per annum. Principal and interest are payable on July 31, 2013.	5,000	-
Note issued February 1, 2013 with no interest. Principal is payable on July 31, 2013.	20,000	-

Note issued February 1, 2013 with no interest. Principal is payable on January 31, 2014.	4,000	-
Note issued February 20, 2013 with no interest. Principal is payable November 30, 2013.	8,000	-

Note issued February 20, 2013 with interest at 8% per annum. Principal and interest are payable November 30, 2013.	11,941	-

Note issued March 1, 2013 with no interest. Principal is payable on August 31, 2013.	20,000	-
Note issued March 1, 2013 with no interest. Principal is payable on January 31, 2014.	4,000	-

Note issued March 8, 2013 with no interest. Principal is payable on December 31, 2013.	10,000	-

	326,626	125,000

Less unamortized discount	(95,078)	(23,711)

Convertible notes, net of discount	$231,548	$101,289

The July 6, 2011, July 29, 2011 and the August 25, 2011 notes included a stock warrant for each note in the amount of 384,615 shares of the Company’s common stock, or 1,153,845 in the aggregate. The Principal plus any interest shall be convertible into common stock of the Company at seventy percent (70%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012 September 26, 2012, October 18, 2012, November 1, 2012, November 18, 2012 and December 1, 2012 notes shall be convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The January 1, 2013, January 25, 2013, February 1, 2013, February 20, 2013, March 1, 2013 and March 8, 2013 notes shall be convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the twenty (20) trading days prior to conversion of the Notes.

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

As of March 31, 2013, the estimated fair value of derivative liabilities for the conversion feature was $304,462.

As of March 31, 2013, the estimated fair value of derivative liabilities for the warrants was $3,115.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$304,462	$-	$-	$304,462	$304,462
Derivative liabilities on warrants	3,115	-	-	13,115	3,115
Total derivative liabilities	$307,577	$-	$-	$307.577	$307,577

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended March 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Conversion Feature	Warrants

Balance, June 30, 2012	$105,329	$71,538
Total gains or losses (realized/unrealized)	437,431	-
Included in net (income) loss	(137,878)	(68,423)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(100,420)	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2013	$304,462	$3,115

Note 8 – Notes Payable - Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note (“Jennings Note”).  The Jennings Note was due on demand and had borne interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes with its then Chief Executive Officer, Chief Financial Officer, Legal Counsel and Accountant totaling $105,380, which were originally recorded as accounts payable. In addition, the Jennings Note was converted to these notes.

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

On January 3, 2013, the Company issued 4,371,708 shares of its common stock for the conversion of $1,912 of convertible debt and $230 of accrued interest.

On January 14, 2013, the Company issued 4,350,014 shares of its common stock for the conversion of $2,000 of convertible debt and $132 of accrued interest.

On January 29, 2013, the Company issued 6,581,866 shares of its common stock for the conversion of $2,600 of convertible debt and $164 of accrued interest.

On February 13, 2013, the Company issued 7,655,382 shares of its common stock for the conversion of $2,515 of convertible debt and $164 of accrued interest.

On February 26, 2013, the Company issued 792,456 shares of its common stock for the conversion of $968 of convertible debt and $3 of accrued interest.

On February 26, 2013, the Company issued 6,871,121 shares of its common stock for the conversion of $5,250 of convertible debt and $3,167 of accrued interest.

On March 7, 2013, the Company issued 7,439,458 shares of its common stock for the conversion of $19,750 of convertible debt and $39 of accrued interest.

On March 25, 2013, the Company issued 9,917,986 shares of its common stock for the conversion of $15,925 of convertible debt and $3,167 of accrued interest.

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

The Company estimated the fair value of the options granted to be $383,562, which was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 7, 2010

Expected life (year)	0.0

Expected volatility (*)	404.0%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

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

The Company estimated the fair value of the options granted to be $477,498, which was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010

Expected life (year)	0.0

Expected volatility (*)	404.0%

Risk-free rate(s)	0.50%

Expected dividends	0.00%

*

Volatility was determined by using the average daily annual volatility during the quarter as provided by Bloomberg LLP.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant		Aggregate Intrinsic Value

Balance, June 30, 2010	2,750,000	$0.56	$0.56		$-	$-

Granted	500,000	0.56	0.56			-

Canceled	-	-	-			-

Exercised	-	-	-			-

Expired	-	-	-			-

Balance, June 30, 2011	3,250,000	$0.56	$0.56	$		$-

Granted	-	-	-			-

Canceled	-	-	-			-

Exercised	(2,750,000)	0.56	0.56			-

Expired	-	-	-			-

Balance, June 30, 2012	500,000	$0.56	$0.56	$		$-

Granted						-

Exercised	-	-	-			-

Expired	(500,000)	0.56	0.56			-

Balance, March 31, 2013	-	$-	$-	$		$-

Note 11 – Subsequent Events

The Company evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were reportable subsequent events to be disclosed as follows:

Issuance of Convertible Debentures

On April 1, 2013 the Company issued to Southridge a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with no interest maturing on December 31, 2013.   The Principal shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On April 1, 2013 the Company issued to Conrad R Huss, its Chief Executive Officer a Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with no interest maturing on February 28, 2014.   The Principal shall be convertible into common stock of the Company at eighty percent (80%) of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

On May 1, 2013 the Company issued to Southridge a Convertible Promissory Note in the principal amount of Ten Thousand Dollars ($10,000), with no interest maturing on April 30, 2014.   The Principal shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On May 1, 2013 the Company issued to Southridge a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with no interest maturing on October 31, 2013.   The Principal shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On May 1, 2013 the Company issued to Southridge a Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with no interest maturing on February 28, 2014.   The Principal shall be convertible into common stock of the Company at eighty percent (80%) of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

On June 1, 2013 the Company issued to Conrad R. Huss a Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with no interest maturing on May 31, 2014.   The Principal shall be convertible into common stock of the Company at eighty percent (80%) of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

On June 1, 2013 the Company issued to Southridge a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with no interest maturing on November 30, 2013.   The Principal shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On July 1, 2013 the Company issued to Southridge a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with no interest maturing on December 31, 2013.   The Principal shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On July 1, 2013 the Company issued to Conrad R. Huss a Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with 10% interest per annum maturing on June 30, 2014.   The Principal shall be convertible into common stock of the Company at eighty percent (80%) of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

Issuance of Common Stock for Conversion of Convertible Debt

From April 1, 2013 through July 11, 2013, Southridge converted $6,465 of convertible debt plus $2,000 of accrued interest into 11,756,944 shares of the Company’s common stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

We incorporated as Dynamic Alert Limited (referred to herein as “Brazil Gold”, “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited (“the Company”) being the surviving entity. In connection with such merger, our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.  On March 15, 2010, the Company’s ticker symbol on OTCBB was changed to “BRZG”. Our principal executive offices are located at 850 3rd Avenue, NYC, Suite 16C, NY  10022.  Our telephone number is 212-508-2175.  Our fiscal year end is June 30.

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

Material Changes in Financial Condition

At March 31, 2013, we had a working capital deficit of ($706,226), compared to a working capital deficit of ($636,104), at June 30, 2012.  At March 31, 2013, our total assets consisted of cash of $nil, , other assets of $1,382, and capital assets of $275.  This compares with total assets at June 30, 2012 consisting of cash of $nil, prepaid expenses of $167, other assets of $1,382, and capital assets of $608.

At March 31, 2013, our total current liabilities increased to $707,609 from $638,261 at June 30, 2012, an increase of $69,437.  The increase was due to an increase in the derivative liability of $130,710, an increased balance of convertible debentures of $69,234 and was partially offset by a reduction in accounts payable of $104,642, principally due to the assignment of certain related party liabilities from Accounts payable to Note Payable – related party. See Note 8 of the Financial statements.

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

Result of Operations

We recognized nil revenue for the three-month periods ended March 31, 2013 and December 31, 2011

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended March 31, 2013, Compared To The Three Months Ended December 31, 2011.

There were no revenues during the three months ending March 31, 2013 and the three months ended December 31, 2011.

For the three months ended March 31, 2013, operating expenses were $91,111 compared to $5,090 during the three months ended March 31, 2012.  The increase was principally due to an increase in consulting fees and professional fees.

Operating expenses during the three months ended March 31, 2013, consisted of consulting fees of $60,000 (2012: $nil) professional fees of $23,000 (2012: $412),  compensation expense of $8,000 (2012: $3,618) general and administrative expense of $111 (2011: $1,060)

During the three month period ended March 31, 2013, we recognized a net loss of $501,608 compared to a net loss of $149,501 for the three-month period ended March 31, 2012.  The increased loss of $352,167 was due principally to an increase in interest expense of $113,148 as a result of greater amortization of debt discount and an increase in the fair value of the derivative liability of $64,625.

For The Nine Months Ended March 31, 2013, Compared To The Nine  Months Ended December 31, 2011.

There were no revenues during the nine months ending March 31, 2013 and the six months ended December 31, 2011.

For the nine months ended March 31, 2013, operating expenses were $283,110 compared to $237,942 during the nine months ended March 31, 2012.  The increase was principally due to increasedprofessional fees offset by lower compensation expense and decreased professional fees

Operating expenses during the nine months ended March 31, 2013, consisted of, consulting fees of $120,000 (2012; $127,045), professional fees of $145,277 (2012: $11,762), compensation expense of $8,000 (2012; $47,284) and general and administrative expense of $9,833 (2012: $51,851).

During the nine month period ended March 31, 2013, we recognized a net loss of $532,895 compared to a net loss of $467,688 for the nine month period ended March 31, 2012.  The increased loss of $65,207 was due to greater derivative expense due to new debt issuances and greater interest expense due to the amortization of the debt discount, partially offset by a reduced fair value of the derivative liability.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2013.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1

CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of July, 2013.

BRAZIL GOLD CORP.

Date: July 11, 2013

By: /s/ Conrad Huss

Name: Conrad Huss

Title: Director, Chief Executive Officer, Secretary, Chief Financial Officer