Form 10-K
period 2013-06-30
BRAZIL GOLD CORP.
filed 2013-09-30
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Registrant’s telephone number, including area code 212-508-2175

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (June 2013 2012): $.0016. b) The number of currently outstanding shares, not including shares held by affiliates (officers, directors and 10% shareholders) is 87,304,812.

Number of common voting shares issued and outstanding as of September 30, 2013: 340,063,975 shares of common stock

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

Principal Products and Services

We are reviewing exploration and other opportunities with the objective of bringing revenue to the Company.  Effective July 22, 2013 (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with FAL Minerals LLC (“FAL”).  Pursuant to the Agreement the Company agreed to purchase from FAL newly issued membership interests of FAL representing twenty percent (20%) of the issued and outstanding membership interests of FAL (post issuance) (the “Interests”).  The purchase price for the Interests is One Hundred Thousand ($100,000) Dollars, payable in twelve equal installments of $8,333 commencing August 1, 2013.  The Interests will be issued pro rata (1/12 each month) by FAL to the Company upon each month closing.  Pursuant to the Agreement the Company will receive fifteen (15%) percent of the gross proceeds from all royalty payments made to FAL.  Such royalty payments are payable quarterly.  Please refer to the Form 8-K filing of the Company on July 25, 2013 for further detail on this transaction

The Market

The market for natural resources is broad and international in scope.  We cannot estimate the market for our product through FAL Resources LLC or any other potential joint venture partner at this time.

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

We may conduct our operations through a joint venture, which subjects us to additional risks that could have a material adverse effect on our financial condition and results of operations

The company entered into an agreement with FAL Resources LLC (“FAL”) on July 22, 2013. (See Form 8-K filed on July 25, 2013 for more information.) We rely on FAL to be successful in order to meet our business goals. We may enter into other joint venture arrangements with third parties in the future.  These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third parties to satisfy their respective obligations is outside our control. If these parties do not satisfy their obligations under the arrangement, our business may be adversely affected.  Our joint venture arrangement may involve risks not otherwise present without such partner, including, for example:

•

our joint venture partner may take actions contrary to our instructions or requests or contrary to our policies or objectives;

•

we may owe contractual duties to our joint venture partners and its other owners, which may conflict with our interests and the interests of our equity holders; and

•

disputes between us and our joint venture partner may result in delays, litigation or operational impasses.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol “BRZG”.

Fiscal Year Ended June 30, 2013

Quarter Ended	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
High	$ 0.06	$0.0099	$0.009	$ 0.0029
Low	$ 0.0056	$ 0.005	$0.005	$0.001

Fiscal Year Ended June 30, 2012

Quarter Ended	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
High	$ 0.10	$0.10	$0.075	$ 0.07
Low	$ 0.06	$ 0.015	$0.015	$0.04

(b)  Holders

As of September 30, 2013, there were approximately 49 holders of record of our common stock.

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

Stock Purchase Warrants

None.

Stock Purchase Options

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of the pronouncement, stock-based compensation cost is measure at the grant date based on the value of the award granted, using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense included in general and administrative expenses for the year ended June 30, 2013 and 2012 was $nil and $49,817, respectively.

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

The April 2010 options shall be exercisable, in whole or in part, according to the following vesting schedule:

•

Twenty five percent (25%) of the total number of shares granted under the option plan on  July 7, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) on September 30, 2011 and

•

The remaining fifty percent (50%) of the shares granted under the option plan shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director.

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

During the year ended, June 30, 2013, we did not incur any stock compensation expense. During the year ended June 30, 2012, the Company recognized stock based compensation expense in the amount of $49,817 for the vested portion of options issued January 7, 2010, April 19, 2010 and July 1, 2010.

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

Risk free interest rate	0.25%
Expected dividend yield	0.0%
Expected stock price volatility	266.8%
Expected Life of options at June 30, 2013	- years

The following table summarizes the activity under the Company’s stock option plan:

	Shares	Weighted Average Exercise Price
Balance, July 1, 2012	3,250,000	$0.56
Options granted for the period	-	-
Options cancelled	(3,250,000)	$0.56
Options exercised	-	-
Balance, June 30, 2013	-	$-

Options vested at June 30, 2013	-	$-

At the Balance sheet date, the Company had none of these options outstanding

ITEM 6.  MANAGEMENT’S PLAN OF OPERATION.

In November 2009 we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company.  However, there are no revenues generated from continuing operations for the year ended June 30, 2013.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our March 2013 10-Q filed July 11, 2013, our December 2012 10-Q filed   June 28, 2013, and our September 2012 10-Q filed May 9, 2013.

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

Continuing lackluster performance of the U.S. economy has had an effect on our ability to attract long-term financing for our operations. The current status of U.S. economy has also made it more difficult to find investors that either have capital to invest or is willing to put capital at risk by investing in our company. We anticipate that both effects of the current economic climate will continue to hinder our abilities to become a profitable company and to grow our operations.

We will continue to consider additional investment opportunities, similar to the one we signed with FAL Resources, in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Full Fiscal Years

At June 30, 2013, we had a working capital deficit of $1,026,441 (June 30, 2012: $636,712). Our assets consisted of cash of $5,552, Cash to be received upon Issuance of Note of $20,000, other current assets of $1,382 and capital assets of $164.  This compared to our assets as of June 30, 2012, which consisted of cash of $nil, prepaid expenses of $167, advances receivable of $4,249 and capital assets of $608.

At June 30, 2013, our total current liabilities increased to $1,053,375 (from $454,531 at June 30, 2012).

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

Result of Operations

For the year ended June 30, 2013, operating expenses were $401,941. ($260,601 for the year end June 30, 2012) Operating expenses for the year end June 30, 2013 consisted of consulting fees of $260,000 (June 2012: $127,045), professional fees of $71,977 (June 2012: $31,247), compensation expense of $20,000 (June 2011: $49,817) and general and administrative expenses of $38,306 (June 2012: $52,492).

For the year ended June 30, 2013, Other Income/Expense were $468,727. ($195,751 for the year end June 30, 2012) Other income/expense for the year end June 30, 2013 consisted of derivative expense on newly issued securities of $251,144 (June 2012: $60,212), interest expense of 317,532 (June 2012 $143,920) principally relating to convertible loans, principally from the amortization of debt discount premiums, loss on settlement of debt of $66,880 (June 2012: $nil), and change in fair value of the derivative liability of ($166,829)  (June 2012: $8,345) and other income expense of $nil (June 2012: $36).

From inception to June 30, 2013 we have incurred an accumulated deficit of $7,079,905 (June 30, 2012: $6,209,236).

Liquidity and Capital Expenditures

As of June 30, 2013, our net cash balance was approximately $5,552.  We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

On July 7, 2011, the  Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with an Institutional Investor (“Investor”)  Footnote 8 describes the Equity Purchase Agreement in detail.  To date, no funds have been advanced under this agreement, and we do not anticipate drawing down on this Equity Purchase Agreement during the upcoming year

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates.  We presently only transact business in United States Dollars.  We believe that the exchange rate risk surrounding our future transactions will not materially or adversely affect our future earnings.  We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

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

Brazil Gold Corp.

June 30, 2013 and 2012

Index to the financial statements

Contents

Page(s)

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets at June 30, 2013 and 2012

F-3

Statements of Operations for the Fiscal Year Ended June 30, 2013 and 2012

F-4

Statement of Stockholders’ Deficit for the Fiscal Year Ended June 30, 2013

F-5

Statements of Cash Flows for the Fiscal Year Ended June 30, 2013 and 2012

F-6

Notes to the  Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brazil Gold Corp.

New York, New York

We have audited the accompanying balance sheets of Brazil Gold Corp. (the “Company”) as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at June 30, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

September 30, 2013

Brazil Gold Corp.

Balance Sheets

	June 30, 2013	June 30, 2012

ASSETS
CURRENT ASSETS:
Cash	$5,552	$-
Prepaid expenses	-	167
Other current assets	-	1,382

Total Current Assets	5,552	1,549

PROPERTY AND EQUIPMENT
Property and equipment	1,524	1,524
Accumulated depreciation	(1,332)	(916)

Property and Equipment, net	192	608

Total Assets	$5,744	$2,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$115,828	$220,471
Accrued expenses	19,007	18,806
Advances payable	42,940	42,940
Derivative liability	565,007	176,867
Convertible debentures - stockholder, net	278,961	101,289
Note payable - related party	-	77,888

Total Current Liabilities	1,021,743	638,261

NON-CURRENT LIABILITIES:
Note payable - related party	185,116	-

Total Non-Current Liabilities	185,116	-

Total Liabilities	1,206,859	638,261

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding
	-	-
Common stock par value $0.001: 950,000,000 shares authorized; 128,789,851 and 54,650,159 shares issued and outstanding, respectively
	128,790	54,650
Additional paid-in capital	5,738,341	5,518,482
Accumulated deficit	(7,068,246)	(6,209,236)

Total Stockholders' Deficit	(1,201,115)	(636,104)

Total Liabilities and Stockholders' Deficit	$5,744	$2,157

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2013	June 30, 2012

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	260,000	127,045
Professional fees	71,977	31,247
Compensation	20,000	49,817
General and administrative expenses	38,306	52,492

Total operating expenses	390,283	260,601

LOSS FROM OPERATIONS	(390,283)	(260,601)

OTHER (INCOME) EXPENSE:
Derivative expense	251,144	60,212
Interest expense	317,532	143,920
Loss on settlement of debt	66,880	-
Change in fair value of derivative liability	(166,829)	(8,345)
Other (income) expense	-	(36)

Other (income) expense, net	468,727	195,751

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(859,010)	(456,352)

INCOME TAX PROVISION	-	-

NET LOSS	$(859,010)	$(456,352)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.01)
Weighted average common shares outstanding
- basic and diluted	85,908,563	54,641,564

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit
For the Fiscal Year Ended June 30, 2013

					Accumulated
					Other
					Comprehensive
					Income (Loss)
	Common Stock,				Foreign
	$0.001 Par Value		Additional		Currency	Total
	Number of		Paid-in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit

Balance, June 30, 2011	54,200,159	54,200	5,427,698	(5,752,884)	5,417	(265,569)

Common stock issued for services	-	-	49,817	-	-	49,817

Common stock issued with convertible debentures	450,000	450	35,550	-	-	36,000

Write off of foreign currency translation gain (loss)	-	-	5,417	-	(5,417)	-

Net loss	-	-	-	(456,352)	-	(456,352)

Balance, June 30, 2012	54,650,159	54,650	5,518,482	(6,209,236)	-	(636,104)

Common stock issued upon conversion of convertible debentures	74,139,692	74,140	219,859	-	-	293,999

Net loss	-	-	-	(859,010)	-	(859,010)

Balance, June 30, 2013	128,789,851	$128,790	$5,738,341	$(7,068,246)	$-	$(1,201,115)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(859,010)	$(456,352)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	416	444
Convertible notes issued for services	281,999	-
Amortization of discount on convertible debt	315,000	101,289
Loss on settlement of debt	66,880	-
Stock based compensation		49,817
Derivative expense	251,144	60,212
Change in fair value of derivative liabilities	(166,829)	(8,345)
Common stock issued for interest		36,000
Changes in operating assets and liabilities:
Prepaid expenses	167	11,613
Cash to be Received on Issuance of Note	-	-
Other current assets	1,382	(1,382)
Accounts payable	737	136,909
Accrued expenses	9,115	(14,254)

NET CASH USED IN OPERATING ACTIVITIES	(98,999)	(84,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of related party receivables	-	4,249

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	4,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayments to) related parties	-	(45,621)
Note payable - related party	-	(996)
Proceeds from convertible debentures	104,551	125,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	104,551	78,383

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET CHANGE IN CASH	5,552	(1,417)

Cash at beginning of year	-	1,417

Cash at end of year	$5,552	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

June 30, 2013 and 2012

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company’s Level 3 financial liabilities consist of the derivative liability of the Company’s secured convertible promissory notes issued to Institutional InvestorInstitutional Investor , and the derivative warrants issued in connection with these convertible promissory notes. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2013 or 2012.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of June 30, 2013 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at June 30, 2013, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended June 30, 2013. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Fiscal Year Ended June 30, 2013	For the Fiscal Year Ended June 30, 2012

Convertible debentures	668,463,631	3,514,739

Stock options	-	500,000

Warrants issued with convertible debentures	1,153,845	1,153,845

Total potentially outstanding dilutive common shares	669,617,476	5,168,584

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2012	June 30, 2011

Computer equipment	3	$1,042	$1,042

Furniture and fixture	5	482	482

		1,524	1,524

Less accumulated depreciation		(1,332)	(916)

		$192	$608

Depreciation Expense

Depreciation expense for the fiscal year ended June 30, 2013 and 2012 was $416 and $444, respectively.

Note 5 – Advances Payable

As of June 30, 2013, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 6 – Convertible Debentures – Related Parties

Converted debentures to related parties consisted of the following:

	J, 2013	June 30, 2012

Note issued July 6, 2011 with interest at 8% per annum, $50,000 of principal has been converted as of March 31, 2013.	$-	$50,000

Note issued July 29, 2011 with interest at 8% per annum. $25,000 of principal has been converted as of March 31, 2013.	-	25,000

Note issued August 25, 2011 with interest at 8% per annum. Principal and interest are currently past due.	-	25,000

Note issued June 20, 2012 with interest at 8% per annum. Principal and interest are currently past due.	25,000	25,000

Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are currently past due.	62,500	-

Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	5,000	-

Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due.	2,110	-

Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due.	40,000	-

Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	-

Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	-

Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are payable on November 30, 2013.	20,000	-

Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	-

Note issued January 1, 2013 with no interest. The Note is currently past due	20,000	-

Note issued January 25, 2013 with interest at 8% per annum. Principal and interest are payable on July 31, 2013.	5,000	-
Note issued February 1, 2013 with no interest. Principal is payable on July 31, 2013.	20,000	-

Note issued February 1, 2013 with no interest. Principal is payable on January 31, 2014.	4,000	-
Note issued February 20, 2013 with no interest. Principal is payable November 30, 2013.	8,000	-
Note issued February 20, 2013 with interest at 8% per annum. Principal and interest are payable November 30, 2013.	11,941	-

Note issued March 1, 2013 with no interest. Principal is payable on August 31, 2013.	20,000	-
Note issued March 1, 2013 with no interest. Principal is payable on January 31, 2014.	4,000	-

Note issued March 8, 2013 with no interest. Principal is payable on December 31, 2013.	10,000	-

Note issued April 1, 2013 with no interest. Principal is payable on September 30, 2013.	20,000	-

Note issued April 1, 2013 with no interest. Principal is payable on February 28, 2014.	4,000	-

Note issued April 9, 2013 with no interest. Principal is payable on March 31, 2014.	10,000	-

Note issued May 1, 2013 with no interest. Principal is payable on October 31, 2013.	20,000	-

Note issued May 1, 2013 with no interest. Principal is payable on March 31, 2014.	4,000	-

Note issued June 1, 2013 with no interest. Principal is payable on November 30, 2013.	20,000	-

Note issued June 1, 2013 with no interest. Principal is payable on May 31, 2014.	4,000	-

Note issued June 13, 2013 with no interest. Principal is payable on December 31, 2013.	25,000	-

	424,551	125,000

Less unamortized discount	(145,590)	(23,711)

Convertible notes, net of discount	$278,961	$101,289

The July 6, 2011, July 29, 2011 and the August 25, 2011 notes included a stock warrant for each note in the amount of 384,615 shares of the Company’s common stock, or 1,153,845 in the aggregate. The Principal plus any interest are convertible into common stock of the Company at seventy percent (70%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012 September 26, 2012, October 18, 2012, November 1, 2012, November 18, 2012 and December 1, 2012 notes are convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The January 1, 2013, January 25, 2013, February 1, 2013 $20,000, February 20, 2013, March 1, 2013 $20,000, March 8, 2013, April 1, 2013 $20,000, April 9, 2013, May 1, 2013 $20,000, June 1, 2013 $20,000 and June 13, 2013 notes are convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the twenty (20) trading days prior to conversion of the Notes.

The February 1, 2013 $4,000, March 1, 2013 $4,000, April 1, 2013 $4,000, May 1, 2013 $4,000 and June 1, 2013 $4,000 notes are convertible into common stock of the Company at eighty percent (80%) of the average of the low closing bid prices for the five (5) trading days prior to conversion of the Notes.

Note 7 – Derivative Financial Instruments

The Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible debentures. The Company’s convertible debentures issued to Institutional InvestorInstitutional Investor, are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature and the warrants attached to certain Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of June 30, 2013, the estimated fair value of derivative liabilities for the conversion feature was $563,161.

As of June 30, 2013, the estimated fair value of derivative liabilities for the warrants was $1,846.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$563,161	$-	$-	$563,161	$563,161
Derivative liabilities on warrants	1,846	-	-	1,846	1,846
Total derivative liabilities	$565,007	$-	$-	$565,007	$565,007

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2013:

Fair Value Measurement Using Level 3 Inputs

	Derivative liability	Total

Balance, June 30, 2012	$176,867	$176,867
Purchases, issuances and settlements	554,969	554,969
Total gains or losses (realized/unrealized)
Included in net (income) loss	(166,829)	(166,829)
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2013	$565,007	$565,007

Note 8 – Notes Payable - Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note (“Jennings Note”).  The Jennings Note was due on demand and had borne interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes with its then Chief Executive Officer, Chief Financial Officer, Legal Counsel and Accountant totaling $105,380, which were originally recorded as accounts payable. In addition the Jennings Note was converted to these notes. With accrued interest included, the notes total $185,116 at June 30, 2013.

The notes mature on December 31, 2014 and bear interest at 1% per annum.

Note 9 – Equity Purchase Agreement

InstitutionalInvestor Agreement

The Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Institutional Investor (“Institutional Investor”) on July 6, 2011.  Pursuant to the Equity Purchase Agreement, Institutional Investor committed to purchase up to $10,000,000 of the Company’s common stock, over a period of time terminating on the earlier of: (i) 24 months from the effective date of a registration statement to be filed in connection therewith or (ii) the date on which Institutional Investor has purchased shares of common stock pursuant to this agreement for an aggregate maximum purchase price of $10,000,000; such commitment is subject to certain conditions. The purchase price to be paid by Institutional Investor will be 92% of the price of the common stock on the date the purchase price is calculated under the Equity Purchase Agreement.

The maximum amount that the Company is entitled to put in any one notice is such number of shares of common stock as equals the lesser of $500,000 or 250% of the average of the dollar volume of Company common stock for the 20 trading days preceding the put, provided that the number of put shares to be purchased by Institutional Investor shall not exceed the number of such shares that, when aggregated with all other shares and securities of the Company then owned by Institutional Investor beneficially or deemed beneficially owned by Institutional Investor, would result in Institutional Investor owning more than 9.99% of all of the Company’s common stock as would be outstanding on such closing date.

The Company will not be entitled to put shares to Institutional Investor:

•

unless there is an effective registration statement under the Securities Act to cover the resale of the shares by Institutional Investor;

•

unless the common stock continues to be quoted on the OTC Bulletin Board and has not been suspended from trading;

•

if an injunction shall have been issued and remain in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares to Institutional Investor;

•

if the Company has not complied with their obligations and are otherwise in breach of or in default under, the Equity Purchase Agreement, our registration rights agreement (the “Registration Rights Agreement”) with Institutional Investor or any other agreement executed in connection therewith with Institutional Investor;

•

since the date of the filing of the Company’s most recent filing with the Securities and Exchange Commission no event that had or is reasonably likely to have a Material Adverse Effect (as defined in the Equity Purchase Agreement) has occurred; and

•

to the extent that such shares would cause Institutional Investor’s beneficial ownership to exceed 9.99% of our outstanding shares.

The Equity Purchase Agreement further provides that Institutional Investor is entitled to customary indemnification from the Company for any losses or liabilities it suffers as a result of any breach of any provisions of the Equity Purchase Agreement or the Registration Rights Agreement, or as a result of any lawsuit brought by a third-party arising out of or resulting from Institutional Investor's execution, delivery, performance or enforcement of the Equity Purchase Agreement or the Registration Rights Agreement or from material misstatements or omissions in the prospectus accompanying the registration statement for the resale of the shares issued to Institutional Investor.

As a condition for the execution of the Equity Purchase Agreement, the Company issued to Institutional Investor, 450,000 shares of its restricted common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. As of the date of this filing, the Company has not filed a Registration Statement with the Securities and Exchange Commission

Note 10 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred and Sixty Million (260,000,000) shares of which Ten Million (1,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Two Hundred and Fifty Million (250,000,000) shares shall be Common Stock, par value $0.001 per share.

On or about August 12, 2013, the Stockholders holding a majority voting rights of the Company’s Common Stock approved by written consent in lieu of a meeting of Stockholders: to amend and Restate the Amended Articles of Incorporation of the Corporation to specifically, amend ARTICLE FOUR of the Amended Articles of Incorporation of the Corporation in order to increase the number of shares of authorized capital stock to 960,000,000 shares, of which 950,000,000 shall be common stock and 10,000,000 shall be preferred stock of the Corporation, by filing with the Secretary of State of Nevada the Restated Articles of Incorporation.

Common Stock

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

On April 8, 2013, the Company issued 8,669,378 shares of its common stock for the conversion of $9,075 of convertible debt and $27.85 of accrued interest.

2010 Stock Incentive and Compensation Plan as Amended

Adoption of 2010 Stock Incentive and Compensation Plan

On January 7, 2010, the Board of Directors of the Company adopted the 2010 Stock Incentive and Compensation Plan, whereby the Board of Directors authorized 8,000,000 shares of the Company’s common stock to be reserved for issuance (the “2010 Stock Incentive Plan”). The purpose of the 2010 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to the Company and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2010 Stock Incentive Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the 2010 Stock Incentive Plan, and the amount and terms of a specific grant, is, determined by the board of directors.  Should any option granted or stock awarded under the 2010 Stock Incentive Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

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

The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 7, 2010

Expected life (year)	2.00

Expected volatility (*)	110.00%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within gold mining industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

April 19, 2010 Issuance

On April 19, 2010, the board approved and granted an additional 50,000 common shares with an exercise price of $1.00 per share expiring two (2) years from the date of grant exercisable, in whole or in part, to the internal general counsel.

The April 2010 options shall be exercisable, in whole or in part, according to the following vesting schedule:

·

Twenty five percent (25%) of the total number of shares granted under the option plan on July 7, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) on October 19, 2011 and

·

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

The Company estimated the fair value of option granted, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010

Expected life (year)	1.99

Expected volatility (*)	110.00%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within gold mining industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2011	3,300,000	$0.56	$0.56	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(2,800,000)	0.56	0.56	-	-

Balance, June 30, 2012	500,000	$0.56	$0.56	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(500,000)	0.56	0.56	-	-

Balance, June 30, 2013	-	$-	$-	$-	$-

Vested and exercisable, June 30, 2013	-	$-	$-	$-	$-

Unvested, June 30, 2013	-	-	-	$-	$-

During the year ended June 30, 2012 the Company recognized stock based compensation expense in the amount of $49,817 for the vested portion of the options.

Note 11 – Income Tax Provision

Deferred Tax Assets

At June 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $7,068,246 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,403,204 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $292,064 and $155,160 for the fiscal year ended June 30, 2013 and 2012, respectively.

Components of deferred tax assets at June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	2,403,204	2,111,140

Less valuation allowance	(2,403,204)	(2,111,140)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2013	For the Fiscal Year Ended June 30, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Entrance into Material Agreements

Effective July 22, 2013 the Company entered into a Securities Purchase Agreement (the “Agreement”) with FAL Minerals LLC (“FAL”).  Pursuant to the Agreement the Company agreed to purchase from FAL newly issued membership interests of FAL representing twenty percent (20%) of the issued and outstanding membership interests of FAL (post issuance) (the “Interests”).  The purchase price for the Interests is One Hundred Thousand ($100,000) Dollars, payable in twelve equal installments of $8,333 commencing August 1, 2013.  The Interests will be issued pro rata (1/12 each month) by FAL to the Company upon each month closing.  Pursuant to the Agreement the Company will receive fifteen (15%) percent of the gross proceeds from all royalty payments made to FAL.  Such royalty payments are payable quarterly.  Please refer to the Form 8-K filing of the Company on July 25, 2013 for further detail on this transaction

Issuance of Convertible Debt

On July 1, 2013 the Company issued to an Institutional Investor a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with no interest and a maturity date of December 31, 2013.   The Principal plus any interest are convertible into common stock of the Company at fifty percent (50%) of the of the low closing bid price for the twenty (20) trading days prior to conversion of the Note.

On July 1, 2013 the Company issued to its Chief Executive Officer a Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with no interest and a maturity date of July 31, 2014.   The Principal plus any interest are convertible into common stock of the Company at eighty percent (80%) of the of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

On July 24, 2013 the Company issued to an Institutional Investor a 10% Convertible Promissory Note in the principal amount of Thirty Three Thousand Dollars ($33,000), with interest at 10% per annum and a maturity date of March 31, 2014.   The Principal plus any interest are convertible into common stock of the Company at fifty percent (50%) of the low closing bid price for the thirty (30) trading days prior to conversion of the Note.

On August 1, 2013 the Company issued to an Institutional Investor a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with no interest and a maturity date of January 31, 2014.   The Principal plus any interest are convertible into common stock of the Company at fifty percent (50%) of the of the low closing bid price for the twenty (20) trading days prior to conversion of the Note.

On August 1, 2013 the Company issued to its Chief Executive Officer a Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with no interest and a maturity date of August 31, 2014.   The Principal plus any interest are convertible into common stock of the Company at eighty percent (80%) of the of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

On August 15, 2013 the Company issued to an Institutional Investor a 10% Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with interest at 10% per annum and a maturity date of March 31, 2014.   The Principal plus any interest are convertible into common stock of the Company at fifty percent (50%) of the low closing bid price for the fifteen (15) trading prior to conversion of the Note.

On September 1, 2013 the Company issued to an Institutional Investor a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with no and a maturity date of February 28, 2014.   The Principal plus any interest are convertible into common stock of the Company at fifty percent (50%) of the of the low closing bid price for the twenty (20) trading days prior to conversion of the Note.

On September 1, 2013 the Company issued to its Chief Executive Officer a Convertible Promissory Note in the principal amount of Four Thousand Dollars ($4,000), with no interest and a maturity date of September 30, 2014.   The Principal plus any interest are convertible into common stock of the Company at eighty percent (80%) of the of the average of the closing bid prices for the five (5) trading days prior to conversion of the Note.

On September 17, 2013 the Company issued to an Institutional Investor a 10% Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with interest at 10% per annum and a maturity date of March 31, 2014.   The Principal plus any interest are convertible into common stock of the Company at fifty percent (50%) of the low closing bid price for the thirty (30) trading prior to conversion of the Note.

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

ITEM 8B.  Other Information

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Office Held
Conrad R Huss	65	President, CEO, CFO, and Director

Conrad R Huss, Director, Chief Executive Officer, Secretary and Chief Financial Officer

Effective January 30, 2013 Conrad R Huss, was named Director, Chief Executive Officer, Secretary and Chief Financial Officer of the Company.    Mr. Huss is a financial professional with over 25 years of investment banking and operating experience. Most recently he was with Ocean Cross Capital Markets as senior Managing Director.  Previously he was a Senior Managing Director at Investor Investment Group.  Mr. Huss was on the Board of Directors of Infinity Capital Group, Inc. until September, 2010.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The Company started compensating directors and executives as consultants, to prepare for the acquisition of the Brazilian exploration company and the following compensation was paid and accrued, stock issued to June 30, 2011, including stock options expensed:

Name	Office Held	Compensation
Conrad R Huss	Chief Executive Officer	$20,000

The Company started compensating directors and executives as consultants, to prepare for the acquisition of the Brazilian exploration company and the following compensation was paid and accrued to June 30, 2013, including stock options expensed:

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of October 9, 2012, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock.  As of September 30, 2013, there were 340,063,975 Shares of Common Stock outstanding.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, during the years ended June 30, 2013 and 2012, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year was $38,000 and $58,100, respectively.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended June 30, 2013 and 2012.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2013 and 2012.

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

Date:  September 30, 2013

By: /s/ Conrad R. Huss

Name: Conrad R. Huss

Title: Director, Chief Executive Officer, Secretary, Chief Financial Officer