Form 10-Q
period 2013-09-30
BRAZIL GOLD CORP.
filed 2013-11-19
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

Number of shares outstanding of the registrant’s class of common stock as of November 19, 2013:  948,382,074

Brazil Gold Corp.

September 30, 2013 and 2012

Brazil Gold Corp.

Balance Sheets

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,493	$5,552

Total Current Assets	2,493	5,552

NON-CURRENT ASSETS:

Investment in FAL Resources	30,000	-

Property and equipment	1,524	1,524
Accumulated depreciation	(1,437)	(1,332)

Property and Equipment, net	87	192

Total Non-current assets	30,087	192

Total Assets	$32,580	$5,744

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$115,828	$115,828
Accrued expenses	12,674	19,007
Advances payable	42,940	42,940
Derivative liability	733,190	565,007
Convertible debentures, net - stockholder	329,439	278,961

Total Current Liabilities	1,234,071	1,021,743

NON-CURRENT LIABILITIES:
Note payable - related party	209,579	185,116

Total Non-Current Liabilities	209,579	185,116

Total Liabilities	1,443,650	1,206,859

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding
	-	-
Common stock at $0.001 par value: 250,000,000 shares authorized; 189,580,056 and 128,789,851 shares issued and outstanding, respectively
	189,580	128,790

Additional paid-in capital	5,827,350	5,738,341

Accumulated deficit	(7,428,000)	(7,068,246)

Total Stockholders' Deficit	(1,411,070)	(1,201,115)

Total Liabilities and Stockholders' Deficit	$32,580	$5,744

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	60,000	80,000
Rent expense	16,025	-
Professional fees	17,530	2,277
Compensation	15,000	-
General and administrative expenses	8,929	9,611

Total operating expenses	117,484	91,888

LOSS FROM OPERATIONS	(117,484)	(91,888)

OTHER (INCOME) EXPENSE:
Derivative expense	142,137	42,292
Interest expense	111,841	36,026
Loss on settlement of debt	42,757	-
Change in fair value of derivative liability	(54,465)	-
Other (income) expense	-	(15,266)

Other (income) expense, net	242,270	63,052

LOSS BEFORE INCOME TAX PROVISION	(359,754)	(154,940)

INCOME TAX PROVISION	-	-

NET LOSS	$(359,754)	$(154,940)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted
	163,882,288	57,501,729

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit
For the Interim Period Ended September 30, 2013
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
	Common Stock, $0.001 Par Value		Additional		Foreign Currency	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Translation Gain (Loss)	Stockholders' Deficit

Balance, June 30, 2012	54,650,159	$54,650	$5,518,482	$(6,209,236)	$-	$(636,104)

Common stock issued upon conversion of convertible debentures	74,139,692	74,140	219,859			293,999

Net loss				(859,010)	-	(859,010)

Balance, June 30, 2013	128,789,851	128,790	5,738,341	(7,068,246)	-	(1,201,115)

Common stock issued upon conversion of convertible debentures	60,790,205	60,790	89,009			149,799

Net loss	-	-	-	(359,754)	-	(359,754)

Balance, September 30, 2013	189,580,056	$189,580	$5,827,350	$(7,428,000)	$-	$(1,411,070)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,754)	$(154,940)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	105	111
Convertible notes issued for services	60,000	-
Amortization of discount on convertible debt	106,339	31,665
Accretion of original issue discount	1,139	-
Loss on settlement of debt	42,757	-
Derivative expense	142,137	42,302
Change in fair value of derivative liabilities	(54,465)	(15,266)
Changes in operating assets and liabilities:
Prepaid expenses	-	(19,833)
Accrued interest on notes payable converted	2,553	-
Accounts payable	-	1,201
Accrued expenses	(6,333)	4,688

NET CASH USED IN OPERATING ACTIVITIES	(65,522)	(110,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary	(30,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(30,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest expense to related party	463	462
Proceeds from convertible debentures	92,000	109,610

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,463	110,072

NET CHANGE IN CASH	(3,059)	-

Cash at beginning of period	5,552	-

Cash at end of period	$2,493	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

September 30, 2013 and 2012

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and advances payable approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the derivative liability of the Company’s secured convertible promissory notes issued to Southridge Partners II, LP, and the derivative warrants issued in connection with these convertible promissory notes. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Investments

All investments are measured at fair value in the balance sheets. Unrealized gains or losses, if any, are included in the statements of operations.

The Company has no investment income.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of September 30, 2013 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at September 30, 2013, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended September 30, 2013. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended September 30, 2013	For the Interim Period Ended September 30, 2012

Convertible debentures	1,948,189,053	44,302,930

Stock options	1,153,845	1,153,845

Warrants issued with convertible debentures	-	3,250,000

Total potentially outstanding dilutive common shares	1,949,342,898	48,706,775

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Investment

Effective July 22, 2013 the Company entered into a Securities Purchase Agreement (the “Agreement”) with FAL Minerals LLC (“FAL”).  Pursuant to the Agreement the Company agreed to purchase from FAL, newly issued membership interests of FAL, representing twenty percent (20%) of the issued and outstanding membership interests of FAL (post issuance) (the “Interests”).  The purchase price for the Interests is One Hundred Thousand ($100,000) Dollars, payable in twelve equal installments of $8,333 commencing August 1, 2013.  The Interests will be issued pro rata (1/12 each month) by FAL to the Company upon each month closing.  Pursuant to the Agreement the Company will receive fifteen (15%) percent of the gross proceeds from all royalty payments made to FAL.  Such royalty payments are payable quarterly.

The Company accounts for its investment in FAL under the cost method and values its investment at the lower of cost or market. Upon investing $100,000, the Company will account for its investment under the equity method and will record its proportionate share of net income as gain or loss.

As of September 30, 2013, the Company had a total of $30,000 investment in FAL.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	June 30, 2013

Computer equipment	3	$1,042	$1,042

Furniture and fixture	5	482	482

		1,524	1,524

Less accumulated depreciation		(1,437)	(1,332)

		$87	$192

Depreciation Expense

Depreciation expense was $105 and $111 for the interim period ended September 30, 2013 and 2012, respectively.

Note 6 – Advances Payable

As of September 30, 2013, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 7 – Convertible Debentures – Related Parties

Converted debentures to related parties consisted of the following:

	September 30, 2013	June 30, 2013

Note issued June 20, 2012 with interest at 8% per annum. Principal and interest are currently past due.	25,000	25,000

Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are currently past due.	62,500	62,500

Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	5,000	5,000

Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due.	2,110	2,110

Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due.	40,000	40,000

Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	20,000

Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	20,000

Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are payable on November 30, 2013.	20,000	20,000

Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due.	20,000	20,000

Note issued January 1, 2013 with no interest. The Note is currently past due	20,000	20,000

Note issued January 25, 2013 with interest at 8% per annum. Principal and interest are currently past due.	5,000	5,000
Note issued February 1, 2013 with no interest. Principal and interest are currently past due.	20,000	20,000

Note issued February 1, 2013 with no interest. Principal is payable on January 31, 2014.	4,000	4,000
Note issued February 20, 2013 with no interest. Principal is payable November 30, 2013.	8,000	8,000
Note issued February 20, 2013 with interest at 8% per annum. Principal and interest are payable November 30, 2013.	11,941	11,941

Note issued March 1, 2013 with no interest. Principal and interest are currently past due.	20,000	20,000
Note issued March 1, 2013 with no interest. Principal is payable on January 31, 2014.	4,000	4,000

Note issued March 8, 2013 with no interest. Principal is payable on December 31, 2013.	10,000	10,000

Note issued April 1, 2013 with no interest. Principal and interest are currently past due.	20,000	20,000

Note issued April 1, 2013 with no interest. Principal is payable on February 28, 2014.	4,000	4,000

Note issued April 9, 2013 with no interest. Principal is payable on March 31, 2014.	10,000	10,000

Note issued May 1, 2013 with no interest. Principal and interest are currently past due.	20,000	20,000

Note issued May 1, 2013 with no interest. Principal is payable on March 31, 2014.	4,000	4,000

Note issued June 1, 2013 with no interest. Principal is payable on November 30, 2013.	20,000	20,000

Note issued June 1, 2013 with no interest. Principal is payable on May 31, 2014.	4,000	4,000

Note issued June 13, 2013 with no interest. Principal is payable on December 31, 2013.	25,000	25,000

Note issued July 1, 2013 with no interest. Principal is payable on December 31, 2013.	20,000	-

Note issued July 2, 2013 with no interest. Principal is payable on December 31, 2013.	20,000	-

Note issued July 24, 2013 with interest at 10% per annum. Principal is payable on May 31, 2014.	33,000	-

Note issued August 1, 2013 with no interest. Principal is payable on January 31, 2014.	20,000	-

Note issued August 15, 2013 with no interest. Principal is payable on March 31, 2014.	20,000	-

Note issued September 1, 2013 with no interest. Principal is payable on February 28, 2014.	20,000	-

Note issued September 17, 2013 with no interest. Principal is payable on September 30, 2014.	25,000	-

	520,361	424,551

Less unamortized discount	(190,922)	(145,590)

Convertible notes, net of discount	$329,439	$278,961

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012 September 26, 2012, October 18, 2012, November 1, 2012, November 18, 2012 and December 1, 2012 notes are convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The January 1, 2013, January 25, 2013, February 1, 2013 $20,000, February 20, 2013, March 1, 2013 $20,000, March 8, 2013, April 1, 2013 $20,000, April 9, 2013, May 1, 2013 $20,000, June 1, 2013 $20,000, June 13, 2013, July 1, 2013, July 2, 2013, July 24, 2013, August 1, 2013, August 15, 2013, September 1, 2013 and September 17, 2013 notes are convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the twenty (20) trading days prior to conversion of the Notes.

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

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$732,499	$-	$-	$732,499	$732,499
Derivative liabilities on warrants	691	-	-	691	691
Total derivative liabilities	$733,190	$-	$-	$733,190	$733,190

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended September 30, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total

Balance, June 30, 2013	$565,007	$565,007
Purchases, issuances and settlements	248,694	248,694
Total gains or losses (realized/unrealized)
Included in net (income) loss	(80,511)	(80,511)
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2013	$733,190	$733,190

Note 9 – Notes Payable - Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note (“Jennings Note”).  The Jennings Note was due on demand and had borne interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes with its then Chief Executive Officer, Chief Financial Officer, Legal Counsel and Accountant totaling $105,380, which were originally recorded as accounts payable. In addition, the Jennings Note was converted into these notes. With accrued interest included, the notes total $185,579 at September 30, 2013. The notes mature on December 31, 2014 and bear interest at 1% per annum.

On July 1, 2013 the Company issued to its Chief Executive Officer a Promissory Note in the principal amount of Twenty Four Thousand Dollars ($24,000), with no interest. Principal is payable on demand.

Note 10 – Equity Purchase Agreement

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

As a condition for the execution of the Equity Purchase Agreement, the Company issued to Southridge, 450,000 shares of its restricted common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. As of the date of this filing, the Company has not filed a Registration Statement with the Securities and Exchange Commission

Note 11 – Stockholders’ Deficit

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

On July 11, 2013, the Company issued 11,756,498 shares of its common stock for the conversion of $7,055 of convertible debt and $2,115 of accrued interest.

On July 18, 2013, the Company issued 11,851,071 shares of its common stock for the conversion of $9,200 of convertible debt and $44 of accrued interest.

On July 26, 2013, the Company issued 13,308,115 shares of its common stock for the conversion of $8,745 of convertible debt and $38 of accrued interest.

On August 27, 2013, the Company issued 6,293,973 shares of its common stock for the conversion of $1,875 of convertible debt and $328 of accrued interest.

On September 16, 2013, the Company issued 17,580,548 shares of its common stock for the conversion of $6,125 of convertible debt and $28 of accrued interest.

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

The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 7, 2010
Expected life (year)	2.00

Expected volatility (*)	110.00

Risk-free rate(s)	0.5

Expected dividends	0.00

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

The Company estimated the fair value of option granted, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010
Expected life (year)	1.99

Expected volatility (*)	110.00

Risk-free rate(s)	0.5

Expected dividends	0.00

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

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2012	500,000	$0.56	$0.56	$	$-

Granted					-

Exercised	-	-	-		-

Expired	(500,000)	0.56	0.56		-

Balance, June 30, 2013	-	$-	$-	$	$-

Granted					-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2013	-	$-	$-	$	$-

Vested and exercisable, September 30, 2013	-	$-	$-	$	$-

Unvested, September 30, 2013	-			$	$-

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of Convertible Debt

On October 1, 2013 the Company issued a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), without interest and a maturity date of September 30, 2014. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On October 16, 2013 the Company issued a Convertible Promissory Note in the principal amount of Fifty Thousand Dollars ($50,000), with ten percent, 10%, interest and a maturity date of April 17, 2014. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On November 1, 2013 the Company issued a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with ten percent, 10%, interest and a maturity date of April 1, 2014. The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the two low closing bid prices for the five (5) trading days prior to conversion of the Note.

On November 5, 2013 the Company issued a Convertible Promissory Note in the principal amount of Eighteen Thousand Dollars ($18,000), with ten percent, 10%, interest and a maturity date of November 30, 2014. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

Conversion of Debt

Between the balance sheet date and the date of this report, the Company issued 758,802,018 shares for the conversion of $75,337 of convertible debt plus accrued interest.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

We incorporated as Dynamic Alert Limited (referred to herein as “Brazil Gold”, “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited (“the Company”) being the surviving entity. In connection with such merger, our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.  On March 15, 2010, the Company’s ticker symbol on OTCBB was changed to “BRZG”. Our principal executive offices are located at 850 3 rd  Avenue, NYC, Suite 16C, NY  10022.  Our telephone number is 212-508-2100.  Our fiscal year end is June 30.

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

Material Changes in Financial Condition

At September 31, 2013, we had a working capital deficit of ($1,255,578), compared to a working capital deficit of ($1,016,191), at June 30, 2012.  At September 31, 2013, our total assets consisted of cash of $2,493, investment in an unconsolidated subsidiary of $26,610 capital assets of $386.  This compares with total assets at June 30, 2013 consisting of cash of $5,552, and capital assets of $192.

At September 31, 2013, our total current liabilities increased to $1,258,071 from $1,021,743 at June 32, 2012, an increase of $236,328.  The increase was due to in increases in the derivative liability of $168,183 and an increased balance of convertible debentures of $74,478, partially offset by reduced accrued expenses of $6,333.

Since our existing cash balance is $2,493, we currently do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month periods ended September 31, 2013 and December 31, 2011

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended September 31, 2013, Compared To The Three Months Ended September 30, 2012

There were no revenues during the three months ending September 31, 2013 and the three months ended September 30, 2012.

For the three months ended September 31, 2013, operating expenses were $117,484 compared to $91,888 during the three months ended September 30, 2012.  The increase was principally due to the following:

a.

Consulting fees were $20,000 lower due to the accrual of one additional month’s consulting expense in 2012;

b.

Rent expense was $16,025 due to the move of the corporate headquarters to New York City;

c.

Professional fees were $15,253 higher due to increased audit and legal fees;

d.

Compensation expense was $15,000 higher due to payments to our Chief Executive Officer, who was hired in January 2013

During the three month period ended September 31, 2013, we recognized a net loss of $363,144 compared to a net loss of $154,940 for the three-month period ended September 30, 2012.  The increased loss of $208,205 was due principally to an increase in the fair value of the derivative liability and greater amortization of debt discount into interest expense.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 31, 2013.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BRAZIL GOLD CORP.

Date: November 19, 2013	By:	/s/ Conrad Huss
	Name:	Conrad Huss
	Title:	Director, Chief Executive Officer, Secretary, Chief Financial Officer