Form 10-Q
period 2013-12-31
BRAZIL GOLD CORP.
filed 2014-03-03
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-119566

BRAZIL GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

Number of shares outstanding of the registrant’s class of common stock as of March 3, 2014:  44,362,668

Brazil Gold Corp.

December 31, 2013 and 2012

Brazil Gold Corp.

Balance Sheets

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$659	$5,552
Prepaid expenses	-	-
Other current assets	-	-
Total Current Assets	659	5,552

NON-CURRENT ASSETS

Investment in unconsolidated subsidiary- at cost	45,000	-

Property and equipment	1,524	1,524
Accumulated depreciation	(1,524)	(1,332)

Property and Equipment, net	-	192
Total Non-current assets	45,000	192
Total Assets	$45,659	$5,744

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$115,828	$115,828
Accrued expenses	16,234	19,007
Advances payable	42,940	42,940
Derivative liability	497,577	565,007
Convertible debentures, net	479,934	278,961
Total Current Liabilities	1,152,513	1,021,743

Note payable - related party	210,043	185,116
Total Long-Term Liabilities	210,043	185,116
Total Liabilities	1,362,556	1,206,859

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 10,000,000,000 shares authorized;
663,523 and 128,790 shares issued and outstanding, respectively	664	129

Additional paid-in capital	6,446,161	5,867,002

Accumulated deficit	(7,763,722)	(7,068,246)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-
Total Stockholders' Deficit	(1,316,898)	(1,201,115)
Total Liabilities and Stockholders' Deficit	$45,658	$5,744

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	60,000	60,000
Rent Expense	2,279	-
Professional fees	8,825	40,000
Compensation	7,500	-
General and administrative expenses	85,167	111

Total operating expenses	163,771	100,111

LOSS FROM OPERATIONS	(163,771)	(100,111)

OTHER (INCOME) EXPENSE:
Derivative expense	-	82,167
Interest expense	194,218	82,794
Loss on settlement of debt	260,405	7,722
Change in fair value of derivative liability	(282,673)	(396,517)
Other (income) expense	-	-

Other (income) expense, net	171,951	(223,833)

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(335,722)	123,722

INCOME TAX PROVISION	-	-

NET LOSS	(335,722)	123,722

COMPREHENSIVE LOSS	$(335,722)	$123,722

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.67)	$1.91
Weighted average common shares outstanding
- basic and diluted	503,085	64,773

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	120,000	60,000
Rent Expense	18,304	-
Professional fees	26,355	122,277
Compensation	22,500	-
General and administrative expenses	94,096	9,722

Total operating expenses	281,255	191,999

LOSS FROM OPERATIONS	(281,255)	(191,999)

OTHER (INCOME) EXPENSE:
Derivative expense	142,137	124,469
Interest expense	306,059	118,820
Loss on settlement of debt	303,162	-
Change in fair value of derivative liability	(337,137)	7,722
Other (income) expense	-	-

Other (income) expense, net	414,221	251,011

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(695,476)	(443,010)

INCOME TAX PROVISION	-	-

NET LOSS	(695,476)	(443,010)

COMPREHENSIVE LOSS	$(695,476)	$(443,010)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(2.09)	$(7.25)
Weighted average common shares outstanding
- basic and diluted	333,153	61,137

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit

For the Interim Period Ended December 31, 2013

(Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) Foreign Currency Translation Gain (Loss)	Total Stockholders' Deficit

	Number of Shares	Amount

Balance, June 30, 2010	36,000	$36	$759,063	$(2,448,263)	$5,531	$(1,683,633)

Common stock issued in settlement of Coach convertible debt	10,000	10	2,299,990	-	-	2,300,000

Common stock issued for consulting services and cash	1,000	1	19,799	-	-	19,800

Common stock issued for services	155	-	17,067	-	-	17,067

Settlement of related party debt and common stock compensation	675	1	141,749	-	-	141,750

Common stock issued for compensation	6,370	6	2,184,474	-	-	2,184,480

Beneficial conversion feature	-	-	59,702	-	-	59,702

Comprehensive income (loss):
Net loss	-	-	-	(3,304,621)	-	(3,304,621)
Foreign currency translation loss	-	-	-	-	(114)	(114)
Total comprehensive income (loss)	-	-	-	-	-	(3,304,735)

Balance, June 30, 2011	54,200	54	5,481,844	(5,752,884)	5,417	(265,569)

Common stock issued for services	-	-	49,817	-	-	49,817

Common stock issued with convertible debentures	450	-	36,000	-	-	36,000

Write off of foreign currency translation gain (loss)	-	-	5,417	-	(5,417)	-

Net loss	-	-	-	(456,352)	-	(456,352)

Balance, June 30, 2012	54,650	55	5,573,077	(6,209,236)	-	(636,104)

Common stock issued upon conversion of convertible debentures	74,140	74	293,925	-	-	293,999

Net loss	-	-	-	(859,010)	-	(859,010)

Balance, June 30, 2013	128,790	129	5,867,002	(7,068,246)	-	(1,201,115)
				-	-
Common stock issued upon conversion of convertible debentures	534,733	535	579,159	-	-	579,694

Net loss	-	-	-	(695,476)	-	(695,476)

Balance, December 31, 2013	663,523	$664	$6,446,161	$(7,763,722)	$-	$(1,316,898)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695,476)	$(443,010)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	192	222
Convertible notes issued for services	170,000	120,000
Amortization of discount on convertible debt	291,709	113,536
Accretion of original issue discount	5,952	-
Loss on settlement of debt	303,162	-
Stock based compensation	-	-
Derivative expense	142,137	124,469
Change in fair value of derivative liabilities	(337,137)	7,722
Common stock issued for interest	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	167
Other current assets	-	-
Accounts payable	-	738
Accrued expenses	(2,773)	6,546
		-
NET CASH USED IN OPERATING ACTIVITIES	(122,234)	(69,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary	(45,000)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	(45,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayments to) related parties
Accrued interest on notes payable converted	2,564	-
Interest expense to related party	927	-
Proceeds from convertible debentures	158,850	69,610

NET CASH PROVIDED BY FINANCING ACTIVITIES	162,341	69,610

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET CHANGE IN CASH	(4,894)	-

Cash at beginning of period	5,552	-

Cash at end of period	$659	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

December 31, 2013 and 2012

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 31, 2013.

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

The Company’s Level 3 financial liabilities consist of the derivative liability of the Company’s secured convertible promissory notes issued to institutional investors, and the derivative warrants issued in connection with these convertible promissory notes. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2013 or 2012.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of December 31, 2013 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at December 31, 2013, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended December 31, 2013. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended December 31, 2013	For the Interim Period Ended December 31, 2012
Convertible debentures	9,989,125	482,002

Stock options	2,308	2,308

Warrants issued with convertible debentures	-	6,500

Total potentially outstanding dilutive common shares	9,991,433	490,810

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ". This ASU clarifies that the scope of ASU No. 2011-11, " Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. " applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other  Comprehensive  Income. " The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint  and  Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date ."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2013, the Company had a total of $45,000 investment in FAL.

Note 5 – Property and Equipment

Property and equipment was fully depreciated as of the end of the calendar quarter.

Depreciation expense was $87 and $111 for the three month interim period ended December 31, 2013 and 2012, respectively.

Depreciation expense was $192 and $222 for the six month interim period ended December 31, 2013 and 2012, respectively.

Note 6 – Advances Payable

As of December 31, 2013, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 7 – Convertible Debentures – Related Parties

Converted debentures to related parties consisted of the following:

	Balance at December 31, 2013	Balance at June 30, 2013

Note issued June 20, 2012 with interest at 8% per annum. Principal and interest are past due at June 30, 2013	$-	$25,000
Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are past due at June 30, 2013	62,500	62,500
Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	5,000	5,000
Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due	2,110	2,110
Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due	17,575	40,000
Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued January 1, 2013 with no interest. Principal is currently past due	20,000	20,000
Note issued January 25, 2013 with no interest. Principal is currently past due	5,000	5,000
Note issued February 1, 2013 with no interest. Principal is payable on January 31, 2014	10,000	20,000
Note issued February 1, 2013 with no interest. Principal is currently past due	-	4,000
Note issued February 20, 2013 with no interest. Principal is due on November 30, 2013	535	8,000
Note issued February 20, 2013 with no interest. Principal is due on November 30, 2013	7,464	11,941
Note issued March 1, 2013 with no interest. Principal is past due	13,500	20,000
Note issued March 1, 2013 with no interest. Principal is due on January 31, 2014	-	4,000
Note issued March 8, 2013 with no interest. Principal is payable on December 31, 2013	-	10,000
Note issued April 1, 2013 with no interest. Principal is currently past due	20,000	20,000
Note issued April 1, 2013 with no interest. Principal is payable on February 28, 2014	-	4,000
Note issued April 9, 2013 with no interest. Principal is payable on March 31, 2014	-	10,000
Note issued May 1, 2013 with no interest. Principal is payable on October 31, 2013	20,000	20,000
Note issued May 1, 2013 with no interest. Principal is payable on May 31, 2014	-	4,000
Note issued June 1, 2013 with no interest. Principal is payable on November 30, 2013	20,000	20,000
Note issued June 1, 2013 with no interest. Principal is payable on May 31, 2014	-	4,000
Note issued June 13, 2013 with no interest. Principal is payable on May 31, 2014	25,000	25,000
Note issued July 1, 2013 with no interest. Principal is payable on December 31, 2013	20,000	-
Note issued July 2, 2013 with no interest. Principal is payable on December 31, 2013	20,000	-
Note issued July 24, 2013 with no interest. Principal is payable on May 31, 2014	33,000	-
Note issued August 1, 2013 with no interest. Principal is payable on January 31, 2014	20,000	-
Note issued August 15, 2013 with no interest. Principal is payable on March 31, 2014	20,000	-
Note issued September 1, 2013 with no interest. Principal is payable on February 28, 2014	20,000	-
Note issued September 17, 2013 with 10% interest. Principal and interest are payable on September 30, 2014	25,000	-
Note issued October 1, 2013 with no interest. Principal is payable on March 31, 2014	20,000	-

Note issued October 16, 2013 with 10% interest. Principal and interest are payable on April 17, 2014	50,000	-
Note issued October 23, 2013 with 10% interest. Principal and interest are payable on April 30, 2014	45,000	-
Note issued November 1, 2013 with no interest. Principal is payable on April 30, 2014	20,000	-
Note issued November 5, 2013 with 10% interest. Principal and interest are payable on November 30, 2014	18,000	-
Note issued December 1, 2013 with no interest. Principal is payable on May 31, 2014	20,000	-
Note issued December 6, 2013 with 8% interest. Principal and interest are payable on November 30, 2014	5,000	-
Note issued December 19, 2013 with no interest. Principal is payable on May 31,2014	7,500	-

	652,184	424,551
Less unamortized discount	(172,250)	(145,990)
Convertible debentures-net	$479,934	$278,561

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012 September 26, 2012, October 18, 2012, November 1, 2012, November 18, 2012 and December 1, 2012 notes are convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The January 1, 2013, January 25, 2013, February 1, 2013 $20,000, February 20, 2013, March 1, 2013 $20,000, March 8, 2013, April 1, 2013 $20,000, April 9, 2013, May 1, 2013 $20,000, June 1, 2013 $20,000, June 13, 2013, July 1, 2013, July 2, 2013, July 24, 2013, August 1, 2013, August 15, 2013, September 1, 2013, September 17, 2013, October 1, 2013, October 6, 2013, October 23, 2013, November 1, 2013, November 5, 2013, December 1, 2013, December 6, 2013 and December 19, 2013 notes are convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the twenty (20) trading days prior to conversion of the Notes.

Note 8 – Derivative Financial Instruments

The Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible debentures. The Company’s convertible debentures issued to institutional investors are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature and the warrants attached to certain Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

	Carrying Value	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$382,274	$-	$-	$382,274	$382,274
Derivative liabilities on warrants	115,303	-	-	115,303	115,303
Total derivative liabilities	$497,577	$-	$-	$497,577	$497,577

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended December 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total

Balance, June 30, 2013	$565,007	$565,007
Purchases, issuances and settlements	269,707	269,707
Total gains or losses (realized/unrealized)
Included in net (income) loss	(337,137)	(337,137)
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2013	$497,577	$497,577

Note 9 – Notes Payable - Related Party

Between April 1, 2011 and June 24, 2011, The President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note (“Jennings Note”).  The Jennings Note was due on demand and had borne interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes with its then Chief Executive Officer, Chief Financial Officer, Legal Counsel and Accountant totaling $105,380, which were originally recorded as accounts payable. In addition, the Jennings Note was converted into these notes. With accrued interest included, the notes total $186,043 at December 31, 2013. The notes mature on December 31, 2014 and bear interest at 1% per annum.

On July 1, 2013 the Company issued to its Chief Executive Officer a Promissory Note in the principal amount of Twenty Four Thousand Dollars ($24,000), with no interest. Principal is payable on demand.

The Notes total $210,043.

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

Common Stock

The following stock issuances are listed taking into account the 1:1,000 reverse split.

In connection with the issuance of the convertible debentures during the fiscal year ended June 30, 2012, the Company issued 450 shares of its common stock valued at $0.08 per share, the price of the Company’s common stock on the date of issuance or $36,000, which was recorded as interest expense.

On August 2, 2012, the Company issued 4,372 shares of its common stock for the conversion of $26,300 of convertible debt and $4,307 of accrued interest.

On November 1, 2012, the Company issued 4,373 shares of its common stock for the conversion of $7,880 of convertible debt and $997 of accrued interest.

On November 21, 2012, the Company issued 4,371 shares of its common stock for the conversion of $3.300 of convertible debt and $219 of accrued interest.

On December 12, 2012, the Company issued 4,373 shares of its common stock for the conversion of $2,525 of convertible debt and $230 of accrued interest.

On January 3, 2013, the Company issued 4,371 shares of its common stock for the conversion of $1,912 of convertible debt and $230 of accrued interest.

On January 14, 2013, the Company issued 4,350 shares of its common stock for the conversion of $2,000 of convertible debt and $132 of accrued interest.

On January 29, 2013, the Company issued 6,582 shares of its common stock for the conversion of $2,600 of convertible debt and $164 of accrued interest.

On February 13, 2013, the Company issued 7,655 shares of its common stock for the conversion of $2,515 of convertible debt and $164 of accrued interest.

On February 26, 2013, the Company issued 792 shares of its common stock for the conversion of $968 of convertible debt and $3 of accrued interest.

On February 26, 2013, the Company issued 6,871 shares of its common stock for the conversion of $5,250 of convertible debt and $3,167 of accrued interest.

On March 7, 2013, the Company issued 7,439 shares of its common stock for the conversion of $19,750 of convertible debt and $39 of accrued interest.

On March 25, 2013, the Company issued 9,918 shares of its common stock for the conversion of $15,925 of convertible debt and $3,167 of accrued interest.

On April 8, 2013, the Company issued 8,669 shares of its common stock for the conversion of $9,075 of convertible debt and $27.85 of accrued interest.

On July 11, 2013, the Company issued 11,756 shares of its common stock for the conversion of $7,055 of convertible debt and $2,115 of accrued interest.

On July 18, 2013, the Company issued 11,851 shares of its common stock for the conversion of $9,200 of convertible debt and $44 of accrued interest.

On July 26, 2013, the Company issued 13,308 shares of its common stock for the conversion of $8,745 of convertible debt and $38 of accrued interest.

On August 27, 2013, the Company issued 6,293 shares of its common stock for the conversion of $1,875 of convertible debt and $328 of accrued interest.

On September 16, 2013, the Company issued 17,581 shares of its common stock for the conversion of $6,125 of convertible debt and $28 of accrued interest.

On October 2, 2013, the Company issued 32,000 shares of its common stock for the conversion of $8,000 of convertible debt.

On October 7, 2013, the Company issued 19,092 shares of its common stock for the conversion of $4,477 of convertible debt, $11 of accrued interest and $275 in legal fees.

On October 7, 2013, the Company issued 14,600 shares of its common stock for the conversion of $3,275 of convertible debt and $275 in legal fees.

On October 8, 2013, the Company issued 20,000 shares of its common stock for the conversion of $5,000 of convertible debt.

On October 16, 2013, the Company issued 25,000 shares of its common stock for the conversion of $2,500 of convertible debt.

On October 16, 2013, the Company issued 15,000 shares of its common stock for the conversion of $1,500 of convertible debt.

On October 16, 2013, the Company issued 23,950 shares of its common stock for the conversion of $2,120 of convertible debt and $275 in legal fees.

On October 22, 2013, the Company issued 50,000 shares of its common stock for the conversion of $5,000 of convertible debt.

On October 24, 2013, the Company issued 48,800 shares of its common stock for the conversion of $4,605 of convertible debt and $275 in legal fees.

On October 28, 2013, the Company issued 25,000 shares of its common stock for the conversion of $2,500 of convertible debt.

On November 1, 2013, the Company issued 48,800 shares of its common stock for the conversion of $5,275 of convertible debt and $375 in legal fees.

On November 13, 2013, the Company issued 50,000 shares of its common stock for the conversion of $4,725 of convertible debt and $275 in legal fees.

On December 6, 2013, the Company issued 94,000 shares of its common stock for the conversion of $4,700 of convertible debt.

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

*As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within gold mining industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

April 19, 2010 Issuance

On April 19, 2010, the board approved and granted an additional 50 common shares with an exercise price of $1.00 per share expiring two (2) years from the date of grant exercisable, in whole or in part, to the internal general counsel.

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

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2012	500,000	$0.56	$0.56	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(500,00)	0.56	0.56	-	-

Balance, June 30, 2013	-	$-	$-	$-	$-

And December 31, 2013	-	-	-	-	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2013	-	$-	$-	$-	$-

Vested and exercisable, December 31, 2013	-	$-	$-	$-	$-

Unvested, December 31, 2013	-	$-	$-	$-	$-

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of Note and Common Stock to Chief Executive Officer

On January 28, 2014, Brazil Gold Corp. entered into a promissory note in the principal amount of $36,000 payable to Conrad Huss (the “Note”), Chief Executive Officer, Secretary and Chief Financial Officer of the Corporation.  The Note supersedes and replaces all prior notes between the Company and Mr. Huss and was issued in lieu of cash compensation for fiscal 2013.

The Note is convertible, at the option of the holder, into shares of Common Stock of the Company (an aggregate of 36,000 shares of Common Stock of the Company, which would equal approximately 97% of the outstanding shares of Common Stock), at the rate of $.001 per share of Common Stock of the Company.

See our Form 8-K filed on January 28, 2014 for further detail.

On January 28, 2014, Mr. Huss converted the Note into 36,000,000 shares of Common Stock of the Company.  Please see the Form 3 filed on February 19, 2014 for the share issuance.

Reverse Split

During the most recent quarter, the Company effectuated a 1:1,000 reverse split.  All information has been restated to reflect this reverse split.

Issuance of Convertible Debt

On January 1, 2014 the Company issued a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), without interest and a maturity date of December 31, 2014. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the twenty (20) trading days prior to conversion of the Note.

On February 1, 2014 the Company issued a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with ten percent, 10%, interest and a maturity date of April 1, 2014. The Principal plus any interest shall be convertible into common stock of the Company at sixty percent (60%) of the two low closing bid prices for the five (5) trading days prior to conversion of the Note.

On February 3, 2014 the Company issued a Convertible Promissory Note in the principal amount of Seven Thousand Dollars ($7,500), with ten percent, 10%, interest and a maturity date of December 31, 2014. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On February 10, 2014 the Company issued a Convertible Promissory Note in the principal amount of Forty Five Thousand Dollars ($45,000), with ten percent, 10%, interest and a maturity date of February 28, 2015. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

Conversion of Debt

Between the balance sheet date and the date of this report, the Company issued the following shares for the conversion of debt:

On February 18, 2014, the Company issued 3,242,857 shares for the conversion of $5,400 and $275 for legal fees.

On February 21, 2014, the Company issued 4,171,429 shares for the conversion of $7,025 and $275 for legal fees.

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

Material Changes in Financial Condition

At December 31, 2013, we had a working capital deficit of ($1,151,855), compared to a working capital deficit of ($1,016,191), at June 30, 2012.  At December 31, 2013, our total assets consisted of cash of $659 and investment in an unconsolidated subsidiary of $45,000.  This compares with total assets at June 30, 2013 consisting of cash of $5,552, and capital assets of $192.

At December 31, 2013, our total current liabilities increased to $1,152,513 from $1,021,743 at June 30, 2013, an increase of $103,770.  The increase was due to an increased balance of convertible debentures of $200,973, partially offset by reduced derivative liability of $67,430 and accrued expenses of $2,773.

Since our existing cash balance is $659, we currently do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month and six month periods ended December 31, 2013 and December 31, 2012

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended December 31, 2013, Compared To The Three Months Ended December 31, 2012

There were no revenues during the three months ending December 31, 2013 and the three months ended December 31, 2012.

For the three months ended December 31, 2013, operating expenses were $163,771 compared to $100,111 during the three months ended December 31, 2012.  The increase was principally due to the following:

a.

Rent expense was $2,279 due to the lease arrangement in New York City;

b.

Professional fees were $31,175 lower due to reduced audit and legal fees;

c.

Compensation expense was $7,500 higher due to payments to our Chief Executive Officer, who was hired in January 2013;

d.

General and administrative expenses were $85,056 higher due principally to fees for a financing transaction, greater transfer agent fees and other expenses.

During the three month period ended December 31, 2013, we recognized a net loss of $335,722 compared to net income of $123,722 for the three-month period ended December 31, 2012.  The increased loss of $459,444 was due principally to an increased loss on the settlement of debt of $252,683, reduced income from the fair value of the derivative liability of $113,844 and greater interest expense of $111,424 principally due to greater amortization of debt discount into interest expense.

For The Six Months Ended December 31, 2013, Compared To The Six Months Ended December 31, 2012

There were no revenues during the six months ending December 31, 2013 and the six months ended December 31, 2012.

For the six months ended December 31, 2013, operating expenses were $281,255 compared to $191,999 during the six months ended December 31, 2012.  The increase of $89,256 was principally due to the following:

a.

Consulting expense was $60,000 lower due to the beginning of the Consulting agreement in the second quarter of Fiscal 2013;

b.

Rent expense was $18,304 due to the lease arrangement in New York City;

c.

Professional fees were $95,922 lower due to reduced audit and legal fees;

d.

Compensation expense was $22,500 higher due to payments to our Chief Executive Officer, who was hired in January 2013;

e.

General and administrative expenses were $84,374 higher due principally to fees for a financing transaction, greater transfer agent fees and other expenses.

During the six month period ended December 31, 2013, we recognized a net loss of $695,476 compared to a net loss of $443,010 for the three-month period ended December 31, 2012.  The increased loss of $252,466 was due principally to an increased loss on the settlement of debt of $303,162, greater interest expense of $187,239 principally due to greater amortization of debt discount into interest expense.  These expenses were partially offset by increased income from the change in the fair value of derivative liability of $344,859

Off-Balance Sheet Arrangements

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended December 31, 2013.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd   day of March, 2014.

BRAZIL GOLD CORP.

Date: March 3, 2014	By:	/s/ Conrad Huss
	Name:	Conrad Huss
	Title:	Director, Chief Executive Officer, Secretary, Chief Financial Officer