Form 10-Q
period 2014-03-31
BRAZIL GOLD CORP.
filed 2014-05-14
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-119566

BRAZIL GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

242 West Main Street, Hendersonville, TN 37075

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 888-613-7164

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

Number of shares outstanding of the registrant’s class of common stock as of May 14, 2014:  160,252,446

Brazil Gold Corp.

March 31, 2014 and 2013

Brazil Gold Corp.

Balance Sheets

	March 31, 2014	June 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,127	$5,552
Prepaid expenses	-	-
Other current assets	-	-

Total Current Assets	10,127	5,552

NON-CURRENT ASSETS

Investment in Minority Interest- at cost	55,000	-

Property and equipment	1,524	1,524
Accumulated depreciation	(1,524)	(1,332)

Property and Equipment, net	-	192

Total Non-current assets	55,000	192

Total Assets	$65,127	$5,744

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$115,828	$115,828
Accrued expenses	28,262	19,007
Advances payable	42,940	42,940
Derivative liability	652,257	565,007
Convertible debentures, net	630,900	278,961

Total Current Liabilities	1,470,187	1,021,743

Note payable - related party	186,568	185,116

Total Long-Term Liabilities	186,568	185,116

Total Liabilities	1,656,755	1,206,859

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock at $0.001 par value: 10,000,000,000 shares authorized; 66,220,431 and 128,790 shares issued and outstanding, respectively	66,220	129
Additional paid-in capital	9,644,363	5,867,002
Accumulated deficit	(11,302,212)	(7,068,246)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-

Total Stockholders' Deficit	(1,591,628)	(1,201,115)

Total Liabilities and Stockholders' Deficit	$65,127	$5,744

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	60,000	60,000
Rent Expense	6,831	-
Professional fees	22,750	23,000
Compensation	30,725	8,000
General and administrative expenses	6,406	111

Total operating expenses	126,712	91,111

LOSS FROM OPERATIONS	(126,712)	(91,111)

OTHER (INCOME) EXPENSE:
Derivative expense	74,644	29,210
Interest expense	212,600	116,702
Loss on settlement of debt	2,815,382	59,163
Change in fair value of derivative liability	309,151	205,482

Other (income) expense, net	3,411,778	410,557

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(3,538,490)	(501,668)

INCOME TAX PROVISION	-	-

NET LOSS	(3,538,490)	(501,668)

COMPREHENSIVE LOSS	$(3,538,490)	$(501,668)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(.10)	$(5.34)
Weighted average common shares outstanding
- basic and diluted	35,830,050	93,868

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Operations

	For the Nine months	For the Nine months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	180,000	120,000
Rent Expense	25,135	-
Professional fees	49,105	145,277
Compensation	53,225	8,000
General and administrative expenses	100,503	9,833

Total operating expenses	407,968	283,110

LOSS FROM OPERATIONS	(407,968)	(283,110)

OTHER (INCOME) EXPENSE:
Derivative expense	216,780	153,679
Interest expense	518,660	235,522
Loss on settlement of debt	3,118,545	66,885
Change in fair value of derivative liability	(27,986)	(206,301)

Other (income) expense, net	3,825,998	249,785

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(4,233,966)	(532,895)

INCOME TAX PROVISION	-	-

NET LOSS	(4,233,966)	(532,895)

COMPREHENSIVE LOSS	$(4,233,966)	$(532,895)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(.35)	$(7.41)
Weighted average common shares outstanding
- basic and diluted	11,992,718	71,888

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statement of Stockholders' Deficit

For the Interim Period Ended March 31, 2014

(Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) Foreign Currency Translation Gain (Loss)	Total Stockholders' Deficit

	Number of Shares	Amount

Balance, June 30, 2010	36,000	$36	$759,063	$(2,448,263)	$5,531	$(1,683,633)

Common stock issued in settlement of Coach convertible debt	10,000	10	2,299,990	-	-	2,300,000

Common stock issued for consulting services and cash	1,000	1	19,799	-	-	19,800

Common stock issued for services	155	-	17,067	-	-	17,067

Settlement of related party debt and common stock compensation	675	1	141,749	-	-	141,750

Common stock issued for compensation	6,370	6	2,184,474	-	-	2,184,480

Beneficial conversion feature	-	-	59,702	-	-	59,702

Comprehensive income (loss):
Net loss	-	-	-	(3,304,621)	-	(3,304,621)
Foreign currency translation loss	-	-	-	-	(114)	(114)
Total comprehensive income (loss)	-	-	-	-	-	(3,304,735)

Balance, June 30, 2011	54,200	54	5,481,844	(5,752,884)	5,417	(265,569)

Common stock issued for services	-	-	49,817	-	-	49,817

Common stock issued with convertible debentures	450	-	36,000	-	-	36,000

Write off of foreign currency translation gain (loss)	-	-	5,417	-	(5,417)	-

Net loss	-	-	-	(456,352)	-	(456,352)

Balance, June 30, 2012	54,650	55	5,573,077	(6,209,236)	-	(636,104)

Common stock issued upon conversion of convertible debentures	74,140	74	293,925	-	-	293,999

Net loss	-	-	-	(859,010)	-	(859,010)

Balance, June 30, 2013	128,790	129	5,867,002	(7,068,246)	-	(1,201,115)
				-	-
Common stock issued upon conversion of convertible debentures	30,091,642	30,092	1,293,361	-	-	1,323,453

Common stock issued to Former CEO for conversion of outstanding debt	36,000,000	36,000	2,484,000	-	-	2,520,000

Net loss	-	-	-	(4,233,966)	-	(4,233,966)

Balance, March 31, 2014	66,220,431	$66,220	$9,644,363	$(11,302,212)	$-	$(1,591,628)

See accompanying notes to the financial statements.

Brazil Gold Corp.

Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,233,966)	$(532,895)
		-
Adjustments to reconcile net loss to net cash used in operating activities		-
Depreciation expense	192	333
Convertible notes issued for services	242,000	208,000
Amortization of discount on convertible debt	490,713	225,481
Accretion of original issue discount	12,327	66,885
Loss on settlement of debt	3,118,545	-
Stock based compensation	-	153,679
Derivative expense	216,780	(206,301)
Change in fair value of derivative liabilities	(27,986)	-
Common stock issued for interest	-	-
Changes in operating assets and liabilities:		167
Prepaid expenses	-	-
Other current assets	-	738
Accounts payable	-	(2,025)
Accrued expenses	9,255	-
		-
NET CASH USED IN OPERATING ACTIVITIES	(172,141)	(85,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary	(55,000)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	(55,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayments to) related parties		-
Accrued interest on notes payable converted	4,064	-
Interest expense to related party	1,452	1,386
Proceeds from convertible debentures	226,200	84,551

NET CASH PROVIDED BY FINANCING ACTIVITIES	231,716	85,937

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET CHANGE IN CASH	4,575	(0)

Cash at beginning of period	5,552	-

Cash at end of period	$10,127	$(0)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Brazil Gold Corp.

March 31, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Brazil Gold Corp. (Formerly " Dynamic Alert Limited")

Dynamic Alert Limited (“the Company”) was incorporated in the State of Nevada, on June 17, 2004.  On December 22, 2009, as amended on February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada Corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited being the surviving entity. In connection with such merger, on March 15, 2010, the Company’s name was changed from Dynamic Alert Limited to Brazil Gold Corp.

Since inception up until November 2009 the Company engaged in the business of providing its customers with security professionals, who in turn would provide personal protection as needed, as well as selling a selection of personal security products. The Company changed its status from a development stage company to an operating company on June 30, 2008. Management realized that the results of operations from security products and services were lackluster, and it was decided to change the Company’s business focus and plan for other strategic opportunities and discontinue the security operations with effect from January 1, 2010. Effective January 1, 2010, the Company started reviewing mineral exploration and other opportunities with the objective of generating revenue for the Company.

On April 7, 2014, the Company made a change in business direction which were disclosed in a Form 8-K filing with the Securities and Exchange Commission (“SEC”) on April 11, 2014 (the “April 11 8-K.”)    The April 11 8-K disclosed, among other recent developments, the following:

•

the filing of Certificates of Designation with the Nevada Secretary of State creating two new classes of preferred stock, series B 8% convertible preferred stock and series C 8% convertible preferred stock;

•

the resignation of Conrad Huss as the Company’s Chief Executive Officer and Secretary, but remaining as a director and the Company’s President;

•

the election of Stephen Price and Gerard Daignault as directors of the Company and their appointments as the Chief Executive Officer and the Chief Financial Officer and Secretary of the Company, respectively;

•

the issuance of shares of series B preferred stock to Messrs. Price and Daignault for serving as officers and directors of the Company;

•

the entry into consulting agreements with an institutional investor and Adirondack Partners LLC to provide advisory services to the Company in exchange for shares of series C preferred stock;

•

the entry into an Equity Purchase Agreement and Registration Rights Agreement with an institutional investor in connection with a future financing of up to $5.0 million in shares of the Company’s common stock;

•

the retirement of the Company’s existing shares of series A preferred stock;

•

the authorization to form a subsidiary to participate in the livestock industry;

•

the authorization to change the corporate name of the Company to Conexus Corp.; and

•

the authorization to move the Company’s principal executive office to Hendersonville, Tennessee.

The Company subsequently filed a current report on Form 8-K on May 4, 2014 to report a change in the Company’s certifying accountant and a current report on Form 8-K on May 5, 2014 to provide more information about the Company’s proposed beef cattle operations.

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

Investments

All liquid investments are measured at fair value in the balance sheets. Unrealized gains or losses, if any, are included in the statements of operations.

The Company has no investment income.

The Company’s Investment in Minority Interest is discussed in Note 4 to the Financial Statements.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2014 or 2012.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of March 31, 2014 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at March 31, 2014, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended March 31, 2014. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2014	For the Interim Period Ended March 31, 2013
Convertible debentures	629,340,843	217,095

Stock options	2,308	-

Warrants issued with convertible debentures	-	-

Total potentially outstanding dilutive common shares	629,343,151	217,095

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Investment in Minority Interest

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

As of March 31, 2014, the Company had a total of $55,000 investment in FAL.

Note 5 – Property and Equipment

Property and equipment was fully depreciated as of the end of the calendar quarter.

Depreciation expense was $-0- and $111 for the three month interim period ended March 31, 2014 and 2013, respectively.

Depreciation expense was $192 and $333 for the six month interim period ended March 31, 2014 and 2013, respectively.

Note 6 – Advances Payable

As of March 31, 2014 and June 30, 2013, the Company had a total of $42,940 in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 7 – Convertible Debentures

Convertible debentures to related parties consisted of the following:

	Balance at March 31, 2014	Balance at June 30, 2013

Note issued June 20, 2012 with interest at 8% per annum. Principal and interest are past due at June 30, 2013	$-	$25,000
Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are past due at June 30, 2013	62,500	62,500
Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	5,000	5,000
Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due	2,110	2,110
Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due	15,075	40,000
Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued January 1, 2013 with no interest. Principal is currently past due	20,000	20,000
Note issued January 25, 2013 with no interest. Principal is currently past due	5,000	5,000
Note issued February 1, 2013 with no interest. Principal is payable on January 31, 2014	10,000	20,000
Note issued February 1, 2013 with no interest. Principal is currently past due	-	4,000
Note issued February 20, 2013 with no interest. Principal is due on November 30, 2013	535	8,000
Note issued February 20, 2013 with no interest. Principal is due on November 30, 2013	7,464	11,941
Note issued March 1, 2013 with no interest. Principal is past due	-	20,000
Note issued March 1, 2013 with no interest. Principal is due on January 31, 2014	-	4,000
Note issued March 8, 2013 with no interest. Principal is payable on December 31, 2013	-	10,000
Note issued April 1, 2013 with no interest. Principal is currently past due	-	20,000

Note issued April 1, 2013 with no interest. Principal is payable on February 28, 2014	-	4,000
Note issued April 9, 2013 with no interest. Principal is payable on March 31, 2014	-	10,000
Note issued May 1, 2013 with no interest. Principal is payable on October 31, 2013	20,000	20,000
Note issued May 1, 2013 with no interest. Principal is payable on May 31, 2014	-	4,000
Note issued June 1, 2013 with no interest. Principal is payable on November 30, 2013	20,000	20,000
Note issued June 1, 2013 with no interest. Principal is payable on May 31, 2014	-	4,000
Note issued June 13, 2013 with no interest. Principal is payable on May 31, 2014	18,258	25,000
Note issued July 1, 2013 with no interest. Principal is payable on December 31, 2013	20,000	-
Note issued July 2, 2013 with no interest. Principal is payable on December 31, 2013	8,330	-
Note issued July 24, 2013 with no interest. Principal is payable on May 31, 2014	33,000	-
Note issued August 1, 2013 with no interest. Principal is payable on January 31, 2014	20,000	-
Note issued August 15, 2013 with no interest. Principal is payable on March 31, 2014	20,000	-
Note issued September 1, 2013 with no interest. Principal is payable on February 28, 2014	20,000	-
Note issued September 17, 2013 with 10% interest. Principal and interest are payable on September 30, 2014	25,000	-
Note issued October 1, 2013 with no interest. Principal is payable on March 31, 2014	20,000	-
Note issued October 16, 2013 with 10% interest. Principal and interest are payable on April 17, 2014	50,000	-
Note issued October 23, 2013 with 10% interest. Principal and interest are payable on April 30, 2014	45,000	-
Note issued November 1, 2013 with no interest. Principal is payable on April 30, 2014	20,000	-
Note issued November 5, 2013 with 10% interest. Principal and interest are payable on November 30, 2014	18,000	-
Note issued December 1, 2013 with no interest. Principal is payable on May 31, 2014	20,000	-
Note issued December 6, 2013 with 8% interest. Principal and interest are payable on November 30, 2014	5,000	-
Note issued December 19, 2013 with no interest. Principal is payable on May 31,2014	7,500	-
Note issued January 1, 2014 with no interest. Principal is payable on June 30, 2014	20,000	-
Note issued February 1, 2014 with no interest. Principal is payable on July 31, 2014	20,000	-
Note issued February 12, 2014 with 10% interest. Principal is payable on May 31, 2014	40,000	-
Note issued March 1, 2013 with no interest. Principal is payable on August 31, 2014	20,000	-
Note issued March 14, 2014 with no interest. Principal is payable on May 31, 2014	25,000	-
Total debt at March 31, 2014	722,772	424,551
Add: Accretion of Original Issue Discount	12,327	-
Less unamortized discount	(104,199)	(145,990)
Convertible debentures-net	$630,900	$278,561

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012 September 26, 2012, October 18, 2012, November 1, 2012, November 18, 2012 and December 1, 2012 notes are convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The January 1, 2013, January 25, 2013, February 1, 2013 $20,000, February 20, 2013, March 1, 2013 $20,000, March 8, 2013, April 1, 2013 $20,000, April 9, 2013, May 1, 2013 $20,000, June 1, 2013 $20,000, June 13, 2013, July 1, 2013, July 2, 2013, July 24, 2013, August 1, 2013, August 15, 2013, September 1, 2013, September 17, 2013, October 1, 2013, October 6, 2013 and October 23, 2013 are convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the twenty (20) or thirty (30) trading days prior to conversion of the Notes.

The November 1, 2013, November 5, 2013, December 1, 2013, December 6, 2013, December 19, 2013, January 1, 2014, Febraury 1, 2014, February 20, 2014, March 1, 2014 and March 17, 2014 notes are convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the thirty (30) trading days prior to conversion of the Notes.

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

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$648,334	$-	$-	$648,334	$648,334
Derivative liabilities on warrants	3,923	-	-	3,923	3,923
Total derivative liabilities	$652,257	$-	$-	$652,257	$652,257

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended March 31, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total

Balance, June 30, 2013	$565,007	$565,007
Purchases, issuances and settlements	(101,544)	(101,544)
Total gains or losses (realized/unrealized)
Included in net (income) loss	188,794	188,794
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2014	$652,257	$652,257

Note 9 – Notes Payable - Related Party

Between April 1, 2011 and June 24, 2011, the President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note (“Jennings Note”).  The Jennings Note was due on demand and had borne interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes with its then Chief Executive Officer, Chief Financial Officer, Legal Counsel and Accountant totaling $105,380, which were originally recorded as accounts payable. In addition, the Jennings Note was converted into these notes. With accrued interest included, the notes total $186,043 at March 31, 2014. The notes mature on December 31, 2014 and bear interest at 1% per annum.

On July 1, 2013 the Company issued to its former Chief Executive Officer a Promissory Note in the principal amount of Twenty Four Thousand Dollars ($24,000), with no interest. Principal is payable on demand.

On January 28,2014 the Company issued to its former Chief Executive Officer a Promissory Note in the principal amount of Twelve Thousand Dollars ($12,000), with no interest. Principal is payable on demand.

On January 28, 2014, the former Chief Executive Officer converted the entire note balance into 36,000,000 shares of common stock

The Notes, including accrued interest total $186,568.

Note 10 – Equity Purchase Agreement

Equity Purchase Agreement

On April 7, 2014 the Company entered into an Equity Purchase Agreement with the institutional investor.  The following is a summary of the material terms of the Equity Purchase Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit to the April 11 Form 8-K and is incorporated herein by reference. Pursuant to the Equity Purchase Agreement the Company agreed to sell and the institutional investor agreed to purchase up to $5,000,000 of the Company’s Common Stock at a price equal to ninety percent (90%) of the lowest closing price of the Company’s common stock on any trading day during the ten trading days immediately following the clearing date associated with the applicable put notice.  The Company also issued the institutional investor  a promissory note in the principal amount of $25,000 payable in six months.

Registration Rights Agreement

On April 7, 2014 the Company entered into a Registration Rights Agreement with the institutional investor.  The following is a summary of the material terms of the Registration Rights Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit to the April 11 Form 8-K  Pursuant to this agreement the Company agreed, within one hundred twenty (120) days to file a registration statement with the Securities and Exchange Commission with respect to the securities set forth in the Equity Purchase Agreement.

Note 11 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred and Sixty Million (260,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Two Hundred and Fifty Million (250,000,000) shares shall be Common Stock, par value $0.001 per share.

During the current fiscal year, a majority of the shareholders amended ARTICLE FOUR of the Amended Articles of Incorporation of the Corporation in order to increase the number of shares of authorized capital stock to 10,010,000,000 shares, of which 10,000,000,000 shall be common stock and 10,000,000 shall be preferred stock of the Corporation, and (ii) effect a reverse stock split (the “ Reverse Stock Split ”) of our common stock at a ratio determined by our Board of Directors up to 1 for 1,000 such number consisting of only whole shares by filing with the Secretary of State of Nevada the Amended Articles of Incorporation.

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

On January 6, 2014, the Company issued 720,000 shares of its common stock to its management team for compensation

On January 10, 2014, the Company issued 285,777 shares of its common stock for a prior conversion

On January 13, 2014, the Company issued 23,177 shares of its common stock for a prior conversion

On January 16, 2014, the Company issued 50,000 shares of its common stock for a prior conversion

On January 30, 2014, the Company issued 2,075,000 shares of its common stock for the conversion of $10,000 of convertible debt and $375 in legal fees.

On January 30, 2014, the Company issued 1,590,000 shares of its common stock for the conversion of $7,575 of convertible debt. and $375 in legal fees.

On February 4, 2014, the Company issued 166,667 shares of its common stock for the conversion of $5,000 of convertible debt.

On February 11, 2014, the Company issued 3.242,857 shares of its common stock for the conversion of $5,400 of convertible debt and $275 in legal fees.

On February 20, 2014, the Company issued 4,171,429 shares of its common stock for the conversion of $7,025 of convertible debt and $275 in legal fees.

On February 20, 2014, the Company issued 1,428,571 shares of its common stock for the conversion of $2,500 of convertible debt.

On February 20, 2014, the Company issued 53,333 shares of its common stock for a prior conversion

On February 27, 2014, the Company issued 4,081,326 shares of its common stock for the conversion of $6,742.32 of convertible debt and $400 in legal fees.

On March 5, 2014, the Company issued 2,055,555 shares of its common stock for a prior conversion

On March 12, 2014, the Company issued 4,368,000 shares of its common stock for the conversion of $5,085 of convertible debt and $375 in legal fees.

On March 26, 2014, the Company issued 5,965,217 shares of its common stock for the conversion of $6,585 of convertible debt and $275 in legal fees.

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

At the Balance Sheet date, these options had expired worthless

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

At the Balance Sheet date, these options had expired worthless

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

At the Balance Sheet date, these options had expired worthless

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2012	500,000	$0.56	$0.56	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(500,00)	0.56	0.56	-	-

Balance, June 30, 2013	-	$-	$-	$-	$-

and March 31, 2014	-	-	-	-	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2014	-	$-	$-	$-	$-

Vested and exercisable, March 31, 2014	-	$-	$-	$-	$-

Unvested, March 31, 2014	-	$-	$-	$-	$-

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of Common Stock Upon conversion of debt

Between the balance sheet date and the date of this report, the Company issued 94,032,015 shares for the conversion of $67,989 of convertible debt, $4,767 of accrued interest and $7,648 of legal and transfer agent fees

Issuance of Convertible Debt

On April 1, 2014, the Company issued a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), without interest and a maturity date of September 30, 2014. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On May 1, 2014, the Company issued a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), without interest and a maturity date of  October 31, 2014. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On May 3, 2014 the Company issued a Convertible Promissory Note in the principal amount of Four Thousand Five Hundred Dollars ($4,500), with and a maturity date of January 31, 2015. The Principal shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On May 5, 2014 the Company issued a Convertible Promissory Note in the principal amount of Fifteen Thousand Dollars ($15,000), with ten percent, 10%, interest and a maturity date of January 31, 2015. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On May 13, 2014 the Company issued a Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with ten percent, 10%, interest and a maturity date of January 31, 2015 for $22,500 in cash. The Company will amortize the $2,500 difference between cash received and the balance of the Note as an Original Issue Discount (“OID”) and will amortize the OID over the life of the Note. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

We incorporated as Dynamic Alert Limited (referred to herein as “Brazil Gold”, “we”, “us”, “our” and similar terms) on June 17, 2004, in the State of Nevada. On December 22, 2009, as amended on February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited (“the Company”) being the surviving entity. In connection with such merger, our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.  On March 15, 2010, the Company’s ticker symbol on OTCBB was changed to “BRZG”. Our principal executive offices are located at 850 3   rd    Avenue, NYC, Suite 16C, NY  10022.  Our telephone number is 212-994-9875.  Our fiscal year end is June 30.

Since inception until November 2009, we attempted to build a business that assisted consumers with their security needs.  Our goal had been to help our customers create and implement a personalized security plan by offering a three-fold service.  Our first focus was to assist our clients in developing personalized security plans.  Our second focus was to source and market personal security products.  Our third focus was to provide personal protection on an as-needed basis.  We were actively seeking to add new products and/or services that we could offer.  The results were lackluster, so it was decided to change our business focus and look for other opportunities and discontinue the security operation with effect from January 1, 2010.  Therefore, we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company.

On April 7, 2014, the Company made a change in business direction which were disclosed in a Form 8-K filing with the Securities and Exchange Commission (“SEC”) on April 11, 2014 (the “April 11 8-K.”)    The April 11 8-K disclosed, among other recent developments, the following:

•

the filing of Certificates of Designation with the Nevada Secretary of State creating two new classes of preferred stock, series B 8% convertible preferred stock and series C 8% convertible preferred stock;

•

the resignation of Conrad Huss as the Company’s Chief Executive Officer and Secretary, but remaining as a director and the Company’s President;

•

the election of Stephen Price and Gerard Daignault as directors of the Company and their appointments as the Chief Executive Officer and the Chief Financial Officer and Secretary of the Company, respectively;

•

the issuance of shares of series B preferred stock to Messrs. Price and Daignault for serving as officers and directors of the Company;

•

the entry into consulting agreements with An institutional investor and Adirondack Partners LLC to provide advisory services to the Company in exchange for shares of series C preferred stock;

•

the entry into an Equity Purchase Agreement and Registration Rights Agreement with An institutional investor in connection with a future financing of up to $5.0 million in shares of the Company’s common stock;

•

the retirement of the Company’s existing shares of series A preferred stock;

•

the authorization to form a subsidiary to participate in the livestock industry;

•

the authorization to change the corporate name of the Company to Conexus Corp.; and

•

the authorization to move the Company’s principal executive office to Hendersonville, Tennessee.

The Company subsequently filed a current report on Form 8-K on May 4, 2014 to report a change in the Company’s certifying accountant and a current report on Form 8-K on May 5, 2014 to provide more information about the Company’s proposed beef cattle operations.

Material Changes in Financial Condition

At March 31, 2014, we had a working capital deficit of ($1,460,060), compared to a working capital deficit of ($1,016,191), at June 30, 2013.  At March 31, 2014, our total assets consisted of cash of $10,127  and investment in an unconsolidated subsidiary of $55,000.  This compares with total assets at June 30, 2013 consisting of cash of $5,552, and capital assets of $192.

At March 31, 2014, our total current liabilities increased to $1,470,187 from $1,021,743 at June 30, 2013, an increase of $448,444.  The increase was due to an increased balance of convertible debentures of $351,939, derivative liability of $87,250 and accrued expenses of $9,255.

Since our existing cash balance is $10,127, we currently do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month and nine month periods ended March 31, 2014 and March 31, 2013

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended March 31, 2014, Compared To The Three Months Ended March 31, 2013

There were no revenues during the three months ending March 31, 2014 and the three months ended March 31, 2013.

For the three months ended March 31, 2014, operating expenses were $126,712 compared to $91,111 during the three months ended March 31, 2013.  The increase of $35,601 was principally due to the following:

a.

Rent expense was $6,831 higher due to the lease arrangement in New York City;

b.

Compensation expense was $22,725 higher due to payments to our former Chief Executive Officer, who was hired in January 2013;

c.

General and administrative expenses were $6,295 higher due principally to greater transfer agent fees, SEC filing fees and insurance expenses.

During the three month period ended March 31, 2014, we recognized a net loss of $3,538,490 compared to a net loss of $501,668 for the three-month period ended March 31, 2013.  The increased loss of $3,036,822 was due principally to an increased loss on the settlement of debt of $2,756,219, increased loss from the fair value of the derivative liability of $103,669, greater interest expense of $95,898 principally due to greater amortization of debt discount into interest expense and increased derivative expense on new debt issuances of $45,433.

For The Nine Months Ended March 31, 2014, Compared To The Nine Months Ended March 31, 2013

There were no revenues during the six months ending March 31, 2014 and the six months ended March 31, 2013.

For the nine months ended March 31, 2014, operating expenses were $407,968 compared to $283,110 during the nine months ended March 31, 2013.  The increase of $124,858 was principally due to the following:

a.

Consulting expense was $60,000 higher due to the beginning of the Consulting agreement in the second quarter of Fiscal 2013;

b.

Rent expense was $25,135 due to the lease arrangement in New York City;

c.

Professional fees were $96,172 lower due to reduced audit and legal fees;

d.

Compensation expense was $45,225 higher due to payments to our former Chief Executive Officer, who was hired in January 2013;

e.

General and administrative expenses were $90,670 higher due principally to fees for a financing transaction, greater transfer agent fees and other expenses.

During the nine month period ended March 31, 2014, we recognized a net loss of $4,233,966 compared to a net loss of $532,895 for the nine month period ended March 31, 2013.  The increased loss of $3,701,071 was as a result of an increased loss on the settlement of debt of $3,051,659, greater interest expense of $283,138 principally due to greater amortization of debt discount into interest expense, reduced net income from the change in the fair value of the derivative liability of $178,315 and higher derivative expenses on new debt issuances of $63,101.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2014.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

Entrance into a Material Agreement

On September 24, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC ("ASC") v. Brazil Gold Corp. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to ASC, as settlement of certain liabilities owed by the Company in the aggregate amount of $298,602.10 (the "Claim Amount"), shares of common stock (the "Settlement Shares") as well as a promissory note in the principal amount of the $50,000.00 maturing six months from the date of issuance, as a fee to ASC (‘Fee Note”).  ASC had purchased the liabilities from the Company’s creditors (both affiliated and non-affiliated) with a face amount of $298,602.10. The total amount of liabilities, as reported by the Company in this Form 10-Q for the quarter ended March 31, 2014, was $1,656,755, inclusive of the $348,602.10 representing the Claim Amount and the Fee Note.

Pursuant to the Stipulation entered into by the parties, the Company agreed to issue to ASC, in one or more tranches as necessary, that number of shares of common stock sufficient to generate net proceeds (less a discount of twenty five percent (25%)) equal to the Claim Amount, as defined in the Stipulation.  The parties reasonably estimated that, should the Company issue Settlement Shares sufficient to satisfy the entire Claim Amount, the fair market value of such Settlement Shares and all other amounts to be received by ASC would equal approximately $465,000.  Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by ASC shall not exceed 9.99% of the Company's outstanding common stock at any one time.

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act.  To date, the Company has not issued any Settlement Shares to ASC.  As such, the full Claim Amount remains outstanding and payable to ASC.   Based upon the reported closing trading price of the Company’s common stock on April 30, 2014 of $0.0052 per share, if all $465,000 worth of liabilities were satisfied pursuant to the Stipulation through the issuance of  common stock, the Company would issue an aggregate of 89,423,077 shares.

Reverse Split

On January 7, 2014, the Company effectuated a 1:1,000 reverse split.  All information has been restated to reflect this reverse split.

ITEM 6.  EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein.

Exhibit Number	Description

31	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. § 1350, SECTION 302

31.1	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. § 1350, SECTION 302

32.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. § 1350, SECTION 906

32.1	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. § 1350, SECTION 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of  May, 2014.

BRAZIL GOLD CORP.

Date: May 14, 2014	By:	/s/ Steven Price
	Name:	Steven Price
	Title:	Chief Executive Officer