Form 10-Q/A
period 2014-03-31
BRAZIL GOLD CORP.
filed 2014-05-14
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A1

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

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of March 31, 2014 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at March 31, 2014, and has not recognized interest and/or penalties in the accompanying statement of operations for the nine months ended March 31, 2014. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ". This ASU clarifies that the scope of ASU No. 2011-11, "  Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  "applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

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

The November 1, 2013, November 5, 2013, December 1, 2013, December 6, 2013, December 19, 2013, January 1, 2014, February 1, 2014, February 20, 2014, March 1, 2014 and March 17, 2014 notes are convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the thirty (30) trading days prior to conversion of the Notes.

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

Note 9 – Notes Payable - Related Party

Old Management Notes

Between April 1, 2011 and June 24, 2011, the President and Chief Operating Officer of the Company, Phillip Jennings, advanced the Company $77,884 in eight installments in the form of a promissory note (“Jennings Note”).  The Jennings Note was due on demand and had borne interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes with its then Chief Executive Officer, Chief Financial Officer, Legal Counsel and Accountant totaling $105,380, which were originally recorded as accounts payable. In addition, the Jennings Note was converted into these notes. With accrued interest included, the notes total $186,043 at March 31, 2014. The notes mature on December 31, 2014 and bear interest at 1% per annum. The Notes, including accrued interest total $186,568.

Conrad Huss (“Huss”) Notes

On July 1, 2013 the Company issued to Huss, its former Chief Executive Officer a Promissory Note in the principal amount of Twenty Four Thousand Dollars ($24,000), with no interest. Principal was payable on demand.

On January 28 ,2014 the Company issued to Huss,its former Chief Executive Officer a Promissory Note in the principal amount of Twelve Thousand Dollars ($12,000), with no interest. Principal is payable on demand.

On January 28, 2014, Hussconverted the entire note balance into 36,000,000 shares of common stock

There was no remaining balance on these notes at March 31, 2004

Note 10 – Equity Purchase Agreement

Equity Purchase Agreement

On April 7, 2014 the Company entered into an Equity Purchase Agreement with an institutional investor.  The following is a summary of the material terms of the Equity Purchase Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit to the April 11 Form 8-K and is incorporated herein by reference. Pursuant to the Equity Purchase Agreement the Company agreed to sell and the institutional investor agreed to purchase up to $5,000,000 of the Company’s Common Stock at a price equal to ninety percent (90%) of the lowest closing price of the Company’s common stock on any trading day during the ten trading days immediately following the clearing date associated with the applicable put notice.  The Company also issued an institutional investor a promissory note in the principal amount of $25,000 payable in six months.

Registration Rights Agreement

On April 7, 2014 the Company entered into a Registration Rights Agreement with an institutional investor.  The following is a summary of the material terms of the Registration Rights Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit to the April 11 Form 8-K  Pursuant to this agreement the Company agreed, within one hundred twenty (120) days to file a registration statement with the Securities and Exchange Commission with respect to the securities set forth in the Equity Purchase Agreement.

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