Form 10-K/A
period 2013-06-30
BRAZIL GOLD CORP.
filed 2014-06-02
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Brazil Gold Corp. (the “Company”) on Form 10-K for the period ended June 30, 2013, filed with the Securities and Exchange Commission on September 30, 2013 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART III

ITEM 13.  EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation*
3.2	By-laws*
31.1	Section 302 Certification – Chief Executive Officer**
31.2	Section 302 Certification – President**
31.3	Section 302 Certification – Chief Financial Officer**
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**
32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.32.3. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101	XBRL (eXtensible Business Reporting Language)***

*Incorporated by reference to our SB2 Registration Statement, file number 333-119566, filed on October 30, 2006.

** Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 30, 2013.

*** Filed herewith.

See separate Attachments for all definitive agreements that were signed during the financial year that were reported as 8K’s.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of June, 2014.

BRAZIL GOLD CORP.

Date: June 2, 2014

By: /s/ Steven Price

Name: Steven Price

Title: Director, Chief Executive Officer, Secretary, Chief Financial Officer