Form 10-Q/A
period 2013-09-30
BRAZIL GOLD CORP.
filed 2014-06-02
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Brazil Gold Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein.

Exhibit Number	Description

31	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302*

31.1	Certification of CFO Pursuant to 18 U.S.C. § 1350, Section 302*

32.1	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 906*

32.1	Certification of CFO Pursuant to 18 U.S.C. § 1350, Section 906*

101	XBRL (eXtensible Business Reporting Language)**

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 19, 2013.

** Filed herewith.

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

3