Form 10-Q/A
period 2013-12-31
BRAZIL GOLD CORP.
filed 2014-06-02
CIK 1301075

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Brazil Gold Corp. (the “Company”) on Form 10-Q for the period ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on March 3, 2014.

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