Form 10-Q/A
period 2014-03-31
BRAZIL GOLD CORP.
filed 2014-06-02
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report of Brazil Gold Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on May 14, 2014.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of June, 2014.

BRAZIL GOLD CORP.

Date: June 2, 2014	By:	/s/ Steven Price
	Name:	Steven Price
	Title:	Chief Executive Officer

3