Form 10-K
period 2014-06-30
CONEXUS CATTLE CORP.
filed 2014-09-29
CIK 1301075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 001-33714

CONEXUS CATTLE CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0430746
State or other jurisdiction of	(I.R.S. Employer Identification no.)
incorporation or organization

242 West Main Street
Hendersonville, Tennessee	37075
(Address of principal executive offices)	(zip code)

(888) 613-7164

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned  issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act  ☐ Yes     No  ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).        Yes    ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2013, the end of our fiscal second quarter, (computed by reference to the closing price of such stock on such date) was approximately $100,000.

The number of shares of common stock issued and outstanding as of September 29, 2014: 2,387,368,551 shares

PART I

ITEM 1   BUSINESS

Plan of Operation

Conexus Cattle Corp. is engaged in the early stages of establishing a new venture in the beef cattle production industry. In early 2014, we began to transition our prior primary business centered around precious metal exploration, under the then name of Brazil Gold Corp., into this new venture. As we examined various macro issues impacting natural resources, commodities and agriculture, we identified a significant business opportunity in beef cattle production. We have been able to team with executives who have many years of experience in all aspects of live animal agriculture. In connection with this venture, we changed our corporate name to Conexus Cattle Corp. in June 2014, reflecting our broader business interests.

Beef cattle represent a significant portion of live animal agriculture in the United States. Contrary to the popular imagination, the industry is largely comprised of very small operations. As compared with the consolidation that has been witnessed in hog and poultry operations, there has been very limited consolidation of beef cattle operations. Today, there are more than 725,000 cattle ranches in the United States with an average herd size of slightly over 40 cows per ranch, according to the National Cattlemen’s Beef Association, an independent industry organization.

Since 1960, the number of hog operations has declined to 50,000 from 1,800,000 operations, with the average hog inventory at these operations having grown to 1,800 from 50 hogs. During the same period, poultry operations have declined to 25,000 from 2,200,000 operations, with the average broiler inventory having grown to 50,000 from 25 chickens, according to the 2007 USDA Census of Agriculture. By comparison, cattle operations have been reduced by only 20% since 1993. The top 25 domestic cow/calf operations, as reported by the National Cattlemen’s Beef Association, represent less than 1% of the total domestic production base of 29 million head.

Our object is to become one of the largest beef cattle operations in the United States on the basis of a shared economic model that provides regular and stable cash flow to contract cattlemen (landowners). We expect to benefit from economies of scale, efficiencies and operating leverage, which is not available to the small rancher. Further, we will largely limit our use of financial leverage to financing our highly liquid inventory – the cattle themselves – without bearing the capital cost of land acquisition and ownership.

Many of America’s traditional cattle producers raise cattle as part of their rural lifestyle and to supplement their income. Our plan for consolidation is to offer these cattlemen an opportunity to deleverage through the sale of the animals to our company while also entering into a contract to care for the cattle on their property for a fee. The cattleman will continue to have cattle on their property, preserving their way of life, while greatly reducing the operating burden and cash flow issues associated with a small operation and receive a stable stream of income.

Our Business Model

Our model is to purchase animals from cattlemen/landowners for the market price and to simultaneously enter into a contract with each cattleman whereby the cattleman will continue to monitor the herd. Under this contract, the cattleman will be paid a monthly fee with an annual bonus potential. We intend to assemble multiple production pods of 5,000 head in geographically concentrated areas and to manage each production pod as a unit. We will take on the responsibility of genetic selection, providing veterinary protocols and care, designing and purchasing nutritional inputs, marketing and transportation. We expect that significant savings will be achieved through economies of scale, genetic performance, consistent cattle quality and higher cattle market weights, reduced marketing costs, transportation savings and feed cost.

An integral and fundamental component of our business model is to apply a disciplined set of standard operation procedures (SOPs) to our operations. This will be an essential component of fully realizing the economic benefits described above. These SOPs will bring demonstrated best practices and operating discipline that are difficult for a small rancher to consistently achieve and apply on their own. The application and management of the SOPs will be fashioned and based on the well-developed contract grower model that is common in the hog industry. We intend to demonstrate operating discipline through the consistent application of best practices to areas including bull management, genetics, nutrition, veterinary care and marketing.

We have identified more than $450 of supply chain inefficiencies for each animal sold in the current fragmented beef cattle production system. Our business model is focused on eliminating these inefficiencies and capturing the resulting profit and cash flow. For example, with the scale envisioned by our business model, incremental profit will be realized through the disintermediation of at least two service providers that are currently an important part of the market chain for the small producer – the backgrounder and the livestock auction barn complex.

Our focus is on cows and calves. The industry structure is such that feedlots consolidate masses of young animals and feed them until they reach market weight, at which point the animals are sold under contract to processors. The commodity price risk associated with cattle production is largely experienced in this feeding segment of the industry and not in the cow/calf stage of production. Cows feed on grass for the majority of the year. This grass is grown and the cattle graze on land unsuitable for the production of cash crops such as corn, soy or wheat. During the winter months or during drought, the grass is supplemented by hay. Our scale and financial resources will allow us to purchase and store hay at favorable prices for use during winter months or drought.

Our geographic focus will be the central and southern states of Kentucky, Tennessee, Virginia, Missouri, Kansas, Arkansas, northern Mississippi, northern Alabama, eastern Oklahoma, east Texas, southern Indiana and southern Illinois. Initially, our emphasis will be in Kentucky, Tennessee and southern Indiana and in the tri-state corner of Kansas, Missouri and Oklahoma. These areas have a significant density of ranches that fit the size criteria of 40 to 250 head and lend themselves to establishment of multiple production pods of 5,000 head each. This geographic area also has consistently good levels of precipitation and grassland that will support a relatively high density of animals per acre.

We do not expect to process, prepare, package or deliver beef products or participate in the upstream levels of the U.S. beef supply chain like some of the world’s largest vertically-integrated beef processing companies. Instead, after cattle raising and feeding, we expect to sell live cattle to regional beef processing facilities and feedlot operators strategically located near our planned operations. We do not anticipate any demand restrictions for beef cattle, and may in the future consider sales through forward purchase arrangements in which we would commit the cattle to sale before the cattle are delivered to processors’ facilities or sales on the spot market at daily market prices. We expect to contract with third party carriers to deliver our products to our customers.

Operational Flow Illustration

A description of how our operation is currently expected to work is illustrated below:

Our business development team will first establish relationships with, and generate prospective cattleman leads from, various agriculture-related professionals in our target markets.  Local agriculture bankers, veterinarians, real estate agents and farm equipment dealers are among those agriculture professionals that our business development team will be responsible for contacting.

Our employees will then make contact with and qualify the prospective cattleman.  Qualified cattlemen would be expected to have sufficient pasture land, fencing, drinking water and livestock management experience to manage our cattle.  We will determine the number of acres of pasture required for each cow utilizing local University Agriculture Extension guidelines.  Additionally, we intend to examine the candidate’s hay handling and storage capabilities, vitamin and mineral feeding equipment and cattle handling facilities.

Our employees will subsequently enter into production contracts with those cattlemen that satisfy our criteria.  The terms of the contract will specify that we will provide to the cattleman cows and bulls and procure hay, feed, vitamins, minerals, veterinary care and other production inputs at our expense, and the cattleman will provide fenced pasture land, water, equipment and animal care in accordance with our SOPs.  The cattleman will receive a fixed monthly fee per cow and will have an opportunity to earn an annual production bonus based on calf production and adherence to our SOPs.  Our employees will transport animals intended for sale from the farm on a periodic basis.

On an ongoing basis, our production team will manage the cattleman relationship and work with them to assure understanding and application of our SOPs.  The production managers will monitor cattle inventories, order needed supplies and veterinary care, and assure SOP compliance through regular on-site visits and phone consultations.  Our cattlemen and production teams will produce quality feeder cattle ready to be marketed by our marketing staff to cattle feedlots and meat packers.

Industry Background

Food production is sometimes referred to in the media as the world’s biggest industry and animal products are a large component of this industry representing 39% of the world’s supply of edible protein according to the Food and Agricultural Organization of the United Nations.  In the United States, cattle produced for beef and milk represent a significant portion of live animal agriculture.  The U.S. beef supply chain, like that of many industries, consists of numerous links.  In particular, the beef production segment of the chain is comprised of forage-based cow/calf breeding operations, forage-based calf growing operations, grain-based feedlot operations, cattle harvest and beef processing facilities.

Historically, the cow/calf segment of the industry has been glamorized by images of very large herds on very large ranches, cowboys and cattle drives.  Contrary to the popular imagination, the industry is largely comprised of many small operations.  Today, there are more than 725,000 cattle ranches in the United States with an average herd size of slightly over 40 cows per ranch, according to the National Cattlemen’s Beef Association.  As compared with the consolidation that has been witnessed in hog and poultry operations, there has been very limited consolidation of beef cattle operations resulting in a fragmented supply chain relative to beef’s protein competitors, pork and poultry.

Since 1960, the number of hog operations has declined to 50,000 from 1,800,000 operations, with the average hog inventory at these operations having grown to 1,800 from 50 hogs.   During the same period, poultry operations have declined to 25,000 from 2,200,000 operations, with the average broiler inventory having grown to 50,000 from 25 chickens, according to the 2007 USDA Census of Agriculture.  By comparison, cattle operations have been reduced by only 20% since 1993.  The top 25 domestic cow/calf operations, as reported by the National Cattlemen’s Beef Association, represent less than 1% of the total domestic production base of 29 million head.

The agriculture producer base is aging.  Based on USDA census data, the average age of farmers and ranchers has been steadily increasing over the last 30 years.  In 1982, the average American farmer was 50 years old; by 2012, the average age had risen to 58.  While many factors may contribute to this rise in average age when surveyed by Meredith Agrimedia, an independent media company serving rural and farm families, young and aspiring farmers point to the difficulty accessing capital and the lack of available land as the two leading limiting factors to entering farming.  Agricultural land has become ever more expensive and the capital requirements of modern agriculture ever greater.

Due to its highly fragmented nature, the beef cattle industry has not had the degree of supply chain integration that has become standard in other areas of agriculture.  Driven in part by consumers’ growing demand to understand the origin and production characteristics of their food, and heightened awareness of animal care and handling issues, there is a growing focus on beef supply chain management.  The supply chain is evolving such that processors will seek beef cattle that are well documented as to their genetic profile, health and vaccination history, and the management practices of their care.  Additional supporting documentation, to aid in traceability and for the verification/validation of the animals’ genetic, health and care history are being discussed and requested.  Growers who can meet these requirements will be able to demand premium pricing for their animals.

During the last decade, the size of the nation’s beef cattle herd has contracted to levels equal to those of the immediate post-war period of the late 1940s.  This decline reflects the twin dynamics of the ethanol-driven corn boom that began in 2007 and the drought in the Western and Southwestern cattle states of recent years.  The emphasis on corn in the Midwest turned land that had been used for pasture into land cultivated for corn.  The reduced amount of Midwestern land available for grazing and the Western drought have caused the beef cattle herd to shrink.  However, this has led to positive margins for cow/calf operations reflecting the shortage of supply.  Industry observers believe it will take multiple years for the size of the domestic herd to recover and that the strong profitability will remain in the cow/calf segment while the herd is rebuilt.

Competition

The beef industry is highly competitive.  Our future products will compete with a large number of other protein sources, including poultry and fish, but our principal competition will come from other cattle producers.  Competitors will likely be seeking to purchase breeding stock and operating inputs, as well as to secure leases on suitable pastures.  Other cattle producers may also seek to sell their live animals to our customers or potential customers.  We may also encounter new competitors with greater financial and other resources seeking to replicate our business model.

Regulation and Environmental Matters

Our operations will be subject to regulation by the United States Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”) and other state and local authorities.  Although we will not be involved in food processing, packaging, storage, distribution, advertising and labeling, food safety practices and procedures in the meat processing industry have been subject to intense scrutiny and oversight by the USDA.  Wastewater, storm water and air discharges from our future operations may be subject to regulation by the EPA and other state and local authorities.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on products, services or processes relating to our business.  We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Insurance

We maintain insurance with respect to our operations in such form, in such amounts and with such insurers as is customary in the business which we are engaged.  We believe the amount and form of our insurance coverage is sufficient.

Seasonality

The beef cattle reproductive cycle is subject to seasonal variations.  Extreme weather conditions such as heat, cold and drought can adversely impact breeding efficiency, birthing complexity and calf survivability.  Although we intend to stagger our cattle breeding seasons, conditions impacting the beef cattle reproductive cycle may cause our operating results to vary between fiscal quarters.

Employees

As of September 29, 2014, we employed two of our executive officers on a full-time basis, and one part-time employee who serves in an administrative role.  We use independent contract labor to deliver services to our clients.  No employees or contractors are covered by collective bargaining agreements.  We consider relations with our employees and contractors to be good.

Attendant Risks to Our Plan

We have identified several potential cattlemen and landowners which will launch our new venture; however, at this time we have only limited verbal assurances, and no binding agreements, with respect to any such arrangements, and there can be no assurance that we will gain the necessary foothold to achieve the level of industry consolidation that we expect.

The process of integrating ranches and herds throughout our intended geographic area may result in unforeseen operating difficulties and expenditures.

Our future operations will be impacted by factors and forces beyond our control such as outbreaks of livestock disease and severe drought conditions which impair the health and growth of livestock, and fluctuations in live cattle prices and feed prices.

We do not yet have the financing needed to acquire a meaningful number of cattle. We will require both debt and equity financing to achieve our business objectives. Current shareholders may be diluted as a result of additional financing.

Related Corporate Developments

On April 7, 2014, we made a number of significant changes to our business, which were detailed in our current report on Form 8-K filed with the SEC on April 11, 2014. The Form 8-K disclosed, among other corporate developments, the following events:

•	filing of Certificates of Designation with the Nevada Secretary of State creating two new classes of preferred stock, series B 8% convertible preferred stock and series C 8% convertible preferred stock;

•	resignation of Conrad R. Huss as our Chief Executive Officer, Chief Financial Officer and Secretary, but remaining as our President and a member of our Board of Directors;

•	election of Stephen J. Price and Gerard Daignault as directors of the company and their appointments as our Chief Executive Officer and our Chief Financial Officer and Secretary, respectively;

•	issuance of shares of our series B preferred stock to Messrs. Price and Daignault for serving as officers and directors of our company;

•	entry into consulting agreements with ASC Recap and Adirondack Partners LLC to provide advisory services to our company in exchange for shares of our series C preferred stock;

•	entry into an Equity Purchase Agreement and Registration Rights Agreement with ASC Recap LLC in connection with a financing of up to $5.0 million in shares of our common stock;

•	retirement of the existing shares of our series A preferred stock;

•	authorization to form our Conexus Cattle LLC subsidiary to participate in the livestock industry;

•	authorization to change our corporate name to Conexus Cattle, which we accomplished on June 10, 2014; and

•	authorization to move our principal executive office to Hendersonville, Tennessee.

We subsequently filed a current report on Form 8-K on May 4, 2014 to report a change in our certifying accountant.

On April 15, 2014, the Company entered into a lease agreement for five tracts of property which will serve as our cattle processing location. The rent is $60,000 annually, $15,000 paid on the 15th of April, July, October and January. During the fiscal year ended June 30, 2014, we paid $15,000 of rent expense for this property. The lease has a one year term and expires on April 14, 2015.

Company Information

We were incorporated in the State of Nevada as Dynamic Alert Limited on June 17, 2004.  On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada corporation that was incorporated on November 3, 2009, were merged with Dynamic Alert Limited, being the surviving entity. In connection with the merger, our corporate name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.

We changed our corporate name to Conexus Cattle Corp. on June 10, 2014. Our principal executive office is located at 242 West Main Street, Hendersonville, Tennessee 37075. Our telephone number is (888) 613-7164.  Our fiscal year end is June 30. Additional information about our company is available on our website at http://www.conexusco.com. The information on our website is not part of this report.

Item 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this prospectus when evaluating our company and our business. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

Risks Relating to Our Business

We have an immediate need for additional capital to fund our business, and financing may not be available.

Our currently available capital resources are insufficient to meet our working capital and capital expenditure requirements. Our cash requirements will depend on numerous factors, including the pace with which we can enter into contracts with cattlemen and landowners, the availability of live cattle to purchase from them, and the prices of raw materials such as feed and hay.

We have an immediate need to raise funds through public or private debt or equity financings or enter into asset-based or other credit facilities, but such financings will likely dilute our stockholders. The Equity Purchase Agreement that we entered into with ASC Recap on April 7, 2014 also contains conditions that must be met prior to funding and therefore there can be no assurance that such conditions will be met when funding is needed. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities and develop our new business venture. In any such case, our business, operating results and financial condition would be materially and adversely affected.

We have no revenue yet from our new beef cattle venture and there can be no assurance that we will ever generate significant revenue or earn a profit.

For the fiscal years ended June 30, 2014 and 2013, we had no revenue and net losses of $14,938,195 and $859,010, respectively, from our previous precious metals exploration business. We have no revenue yet from our new beef cattle venture. We cannot be certain that our plan of operation, as described under “Business – Plan of Operation” will be successful. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any new business venture. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Future revenue and profits, if any, will depend upon various factors, including the pace with which we can enter into contracts with cattlemen and landowners, the availability of live cattle to purchase in the open spot market, and the prices of raw materials such as feed and hay. There is no assurance that we can operate profitably or that we will successfully execute our plan of operation. There can be no assurance that we will ever generate significant revenue or earn a profit.

Failure to successfully execute our plan of operation will impede our ability to generate revenue and cash flow.

We will not be able to generate revenue, margins and cash flows as planned if we fail to properly execute the key elements of our business plan, and our ability to successfully implement this strategy is dependent at least in part on factors beyond our control. For example, we have identified several potential cattlemen and landowners which will launch our new venture; however, at this time we have only limited verbal assurances, and no binding agreements, with respect to any such arrangements, and there can be no assurance that we will gain the necessary foothold to achieve the level of industry consolidation that we expect. Additionally, the process of integrating ranches and herds throughout our intended geographic area may result in unforeseen operating difficulties and expenditures.

Our financial statements have been prepared assuming that we will continue as a going concern.

Our significant operating losses and negative cash flow from operations raise substantial uncertainty about our ability to continue as a going concern. The consolidated financial statements for the years ended June 30, 2014 and 2013 do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The report of our independent registered public accounting firm for the years ended June 30, 2014 and 2013 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenue and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our company.

Bovine disease is both a production risk and a pricing risk for our business.

An outbreak of significant diseases like bovine spongiform encephalopathy bovine foot-and-mouth disease (FMD) or other disease threats in herds owned by us could cause our live animal operations to perform significantly below expectations. Such outbreaks could result in the short- or long-term quarantine of affected live animals and we could have difficulty selling those animals.

Even if our live animal operations are not affected, an outbreak of significant diseases like FMD or other disease threats in the United States involving other herds could result in the short- or long-term decrease in consumer demand for meat which would negatively impact the price that we receive for our cattle.

Drought is a production risk for our business that could increase our costs.

Lack of timely rainfall on our pastures could force us to have to purchase supplemental feedstuffs to feed our affected herds, resulting in higher production costs for our live animal operations. Extended lack of rainfall on our pastures could result in drought conditions and could force us to relocate or sell some or all of the cattle in the affected areas resulting in possible increased operating costs and decreased live animal production.

The price that we receive for our cattle represents a risk for our business which may be beyond our control.

A reduction in the prices that we receive for the animals we sell could result in lower revenues for our business. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for beef and the market for other protein products, such as poultry and fish.

We do not expect to have long-term sales arrangements with our customers in the near future and, as a result, the prices at which we will sell cattle to them are determined in large part by market forces. A significant decrease in cattle prices for a sustained period of time could have a material and adverse effect on our revenue and, unless our input costs and other costs correspondingly decrease, on our operating margins.

The prices that we pay for feedstuffs represent a risk for our business, for which we may not be able to pass along to our customers.

Increased prices for feed and hay that are fed to our cattle could result in increased operating costs for our company. Severe price swings in raw materials, and the resultant impact on the prices we charge for our products may in the future have material adverse effects on our financial condition, results of operations and cash flows. If we experience increased costs, we may not be able to pass them along to our customers.

We could have difficulty securing enough breeding stock to meet our production objectives, resulting in a risk to our financial condition and prospects.

The supply and market price of breeding stock that represents the majority of our cost of goods sold are dependent upon a variety of factors over which we have little or no control, including fluctuations in the size of herds, the relative cost of feed, weather and livestock diseases. When we are fully operational, our margins will be dependent on the price at which our livestock can be sold and the price we pay for our breeding stock, among other factors.

Changes in consumer preferences could adversely affect our business.

The food industry in general is subject to changing consumer trends, demands and preferences. Our products compete with other protein sources, such as poultry and fish. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The beef cattle reproductive cycle is subject to seasonal variations and, as a result, our quarterly operating results may fluctuate.

The beef cattle reproductive cycle is subject to seasonal variations. Extreme weather conditions such as heat, cold and drought can adversely impact breeding efficiency, birthing complexity and calf survivability. Although we intend to stagger our cattle breeding seasons, conditions impacting the beef cattle reproductive cycle may cause our operating results to vary between fiscal quarters.

Our performance depends on favorable relations with cattlemen and landowners who monitor the herds. Any deterioration of those relations would adversely affect our business.

Any significant deterioration of our relations with cattlemen and landowners or slowdowns or work stoppages at any of our future locations, for whatever reason, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to governmental regulation and our noncompliance with or changes in these regulations could adversely affect our business, financial condition, results of operations and cash flows

Our operations are subject to regulation and oversight by the United States Food and Drug Administration, the United States Department of Agriculture, the United States Environmental Protection Agency and other state and local authorities. Although we will not be involved in food processing, packaging, storage, distribution, advertising and labeling, food safety practices and procedures in the meat processing industry have been subject to intense scrutiny and oversight by the USDA. Wastewater, storm water and air discharges from our future operations may be subject to extensive regulation by the EPA and other state and local authorities.

Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of our products or seizures of our properties, as well as potential criminal sanctions. These penalties or changes in the applicable laws and regulations could adversely affect our business, financial condition, results of operations and cash flows.

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. On April 7, 2014, Stephen J. Price and Gerard Daignault joined our company as our Chief Executive Officer and our Chief Financial Officer and Secretary, and both became directors. There can be no assurance that there will be a smooth transition. Changes in our key positions can be disruptive and could have a material adverse effect on our operations and business.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.

Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. While we currently have available technical expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical personnel. We expect competition for such personnel to increase as the market for solar power systems expands.

There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

Risks Relating to Our Common Stock

There is a limited trading volume for our common stock on the OTC Pink marketplace.

We do not currently have substantial trading volume for our shares of common stock, which trade on the OTC Pink marketplace (current information tier). As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock. Because of the limited trading volume in our common stock and the price volatility of our common stock, you may be unable to sell your shares of common stock when you desire or at the price you desire. The inability to sell your shares in a declining market because of such illiquidity or at a price you desire, may substantially increase your risk of loss.

Our stockholders will be diluted by the issuance of shares of common stock pursuant to the Equity Line Agreement and the conversion of our series B and series C preferred stock.

On April 7, 2014, we entered into the Equity Purchase Agreement with ASC Recap. Pursuant to the Equity Purchase Agreement, ASC Recap has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 24 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement, or (ii) the date on which ASC Recap has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the Equity Purchase Agreement. ASC Recap’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock.

Also, on April 7, 2014, we issued 6,500 shares of our series B preferred stock to each of Stephen J. Price and Gerard Daignault for serving as officers and directors of our company. As of September 29, 2014, these shares are convertible into a total of 29,484,001,611 shares of our common stock, and we issued 3,500 shares of our series C preferred stock to each of ASC Recap and Adirondack Partners LLC upon entering into consulting agreements with us. As of September 29, 2014, these shares are convertible (subject to a 9.99% beneficial ownership limitation applicable to each holder) into a total of 9,539,924,732 shares of our common stock.

The sale or availability for sale of the underlying shares sold pursuant to the Equity Purchase Agreement in the marketplace could depress our stock price. As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock. When the preferred stockholders convert our preferred stock, our stockholders may experience dilution in the net tangible book value of their common stock.

In addition, the terms of our preferred stock include various agreements and negative covenants on our part, including covenants on our part to maintain and keep available sufficient authorized shares of our common stock to support the conversion in full of our outstanding shares of preferred stock.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of September 29, 2014, we had outstanding 2,387,368,551 shares of common stock, 13,000 shares of series B preferred stock that are convertible into 29,520,001,611 shares of common stock, and 7,000 shares of series C preferred stock that are convertible (subject to a 9.99% beneficial ownership limitation applicable to each holder) into 9,539,924,732 shares of common stock.

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	announcements or press releases relating to the livestock sector or to our business or prospects;

•	additions or departures of key personnel;

•	regulatory, legislative or other developments affecting us or the livestock industry generally;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	volume and timing of customer orders;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Our stock is a penny stock and therefore may be less attractive to investors.

Our stock is considered to be a penny stock. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price per share of less than $5.00, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Risks Relating to Our Company

We are subject to the reporting requirements of the federal securities laws, which impose additional burdens on us.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, these rules and regulations result in increased compliance costs and make certain activities more time consuming and costly.

Our Articles of Incorporation authorize our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of new series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of new series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Our mailing address is 242 West Main Street, Hendersonville, Tennessee 37075.

On April 15, 2014, the Company entered into a lease agreement for five tracts of property which will serve as our cattle processing location. The rent is $60,000 annually, $15,000 paid on the 15th of April, July, October and January. During the fiscal year ended June 30, 2014, we paid $15,000 of rent expense for this property. The lease has a one year term and expires on April 14, 2015.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.  MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock are quoted on the OTC Pink marketplace under the symbol “BRZG”

Fiscal Year Ended June 30, 2014

Quarter Ended	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
High	$3.125	$0.875	$0.20	$0.0175
Low	$0.50	$0.125	$0.0021	$0.0042

Fiscal Year Ended June 30, 2013

Quarter Ended	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
High	$60.00	$9.875	$9.00	$2.875
Low	$5.625	$0.50	$0.50	$1.00

As of September 26, 2014, our closing price was $.013

All data has been adjusted for the 1:1000 reverse stock split of our common shares on January 14, 2014.

(b)  Holders

As of September 29, 2014, we had 46 holders of record.

(c)  Dividend Policy

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. We are obligated to pay dividends on our Series B and Series C Preferred Stock.

(d)  Securities authorized for issuance under equity compensation plans

None.

(e) Recent sales of unregistered securities

The Company sold the following unregistered securities during the fiscal year:

$
Principal Value
Note issued July 1, 2013 with no interest. Principal is past due	20,000
Note issued July 2, 2013 with no interest. Principal is past due	20,000
Note issued July 24, 2013 with no interest. Principal is past due	33,000
Note issued August 1, 2013 with no interest. Principal is past due	20,000
Note issued August 15, 2013 with no interest. Principal is past due	20,000
Note issued September 1, 2013 with no interest. Principal is past due	20,000
Note issued September 17, 2013 with 10% interest. Principal and interest are payable on September 30, 2014	25,000
Note issued October 1, 2013 with no interest. Principal is past due	20,000
Note issued October 16, 2013 with 10% interest. Principal and interest are past due	50,000
Note issued October 23, 2013 with 10% interest. Principal and interest are past due	45,000
Note issued November 1, 2013 with no interest. Principal is past due	20,000
Note issued November 5, 2013 with 10% interest. Principal and interest are payable on November 30, 2014	18,000
Note issued December 1, 2013 with no interest. Principal is past due	20,000
Note issued December 6, 2013 with 8% interest. Principal and interest are payable on November 30, 2014	5,000
Note issued December 19, 2013 with no interest. Principal is past due	7,500
Note issued January 1, 2014 with no interest. Principal is payable on June 30, 2014	20,000
Note issued February 1, 2014 with no interest. Principal is payable on July 31, 2014	20,000
Note issued February 12, 2014 with 10% interest. Principal is past due	40,000
Note issued March 1, 2014 with no interest. Principal is payable on August 31, 2014	20,000
Note issued March 14, 2014 with no interest. Principal is payable on May 31, 2014	25,000
Note issued May 5, 2014 with 10% interest. Principal is payable on January 31, 2015	15,000
Note issued May 13, 2014 with 10% interest. Principal is payable on January 31, 2015	22,500
Note issued May 25, 2014 with 8% interest. Principal is payable on February 23, 2015	35,000
Note issued June 16, 2014 with 10% interest. Principal is payable on December 31, 2014	25,000

ITEM 6. SELECTED FINANCIAL DATA.

We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Full Fiscal Year 2014 versus 2013

At June 30, 2014, we had a working capital deficit of $3,055,697 (June 30, 2013: $1,016,191). Our assets consisted of cash of $35,344, Notes Receivable of $12,000, Inventory of $6,000 and Investment in Unconsolidated subsidiary of $55,000.  This compared to our assets as of June 30, 2013, which consisted of cash of $5,522 and capital assets of $192.

At June 30, 2014, our total current liabilities increased to $3,109,042 (from $1,021,743 at June 30, 2013).

We recognized no revenue as there were no sales for the year ended June 30, 2014 and June 2013.

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on generating revenues which exceed our costs of operations.

Result of Operations

For the year ended June 30, 2014, operating expenses were $728,583. ($390,283 for the year end June 30, 2013) Operating expenses for the year end June 30, 2014 consisted of consulting fees of $180,000 (June 2013: $260,000), rent expense of $46,991, (June 2013: $-0-), professional fees of $152,599, (June 2013: $71,977), compensation expense of $219,281 (June 2013: $20,000) and general and administrative expenses of $129,712 (June 2013: $38,306).

For the year ended June 30, 2014, operating expenses were $338,300, 87% greater than the prior fiscal year due to the following:

a.	Consulting fees were $80,000, 31% lower due to the fact that the consulting arrangement was only outstanding for nine months in Fiscal 2014;

b.	Rent expense was $46,991 higher due to the lease arrangement in New York City and the new lease for the corporate headquarters in Tennessee entered into in the fourth quarter of Fiscal 2014;

c.	Professional fees were $80,622, 112% higher due to greater legal expenses associated with the acquisition and auditing and accounting fees necessary for the company’s regulatory filings to be in compliance with the Securities and Exchange Commission;

d.	Compensation expense was $199,281 higher due to payments to our former Chief Executive Officer, who was hired in January 2013 and to the Management team at Conexus Cattle during the fourth quarter of the fiscal year; and

e.	General and administrative expenses were $91,406, 238% higher due principally to greater transfer agent fees, SEC filing fees and insurance expenses.

For the year ended June 30, 2014, Other Income/Expense were $14,209,612. ($468,727 for the year end June 30, 2013) Other income/expense for the year end June 30, 2014 consisted of Expenses associated with acquisition of Conexus Cattle of $8,926,663, (June 2013: $-0-), loss on settlement of debt of $3,428,919 (June 2013: $66,880), Interest expense of 483,444 (June 2013 $317,332) principally relating to convertible loans, mostly from the amortization of debt discount premiums, derivative expense on newly issued securities of $356,780 (June 2013: $251,144), change in fair value of the derivative liability of $957,077  (June 2013: $166,829) , and loss on settlements from the Liabilities Purchase Agreement of $56,728 (June 2013: $-0-).

a.

Expenses associated with acquisition of Conexus Cattle were $8,926,663 greater due to the issuance of the Series B Preferred Stock and Series C Preferred Stock associated with the Merger of Conexus Cattle. These are non-cash expenses and are predicated on our valuation of Conexus Cattle;

b.	Loss on Settlement of debt was $3,362,039 greater due to the conversions of substantially greater amounts of debt in Fiscal 2014 versus 2013 and greater volatility in the common stock price;

c.	Interest expense was $165.913, 52% higher due to greater amortization of debt discount and higher average face value of debt levels;

d.	Derivative expense was $105,635,42% higher due to greater issuances of debt securities;

e.	Change in the fair value of derivative liability was ($1,123,906) due principally to greater amounts of debt in Fiscal 2014 versus 2013 and greater volatility in the common stock price; and

f.	Loss on settlements from the Liabilities Purchase Agreement of $56,728 due to the initiation of the program in the current fiscal year.

From inception to June 30, 2014, we have incurred an accumulated deficit of $22,006,441 (June 30, 2013: $7,068,246).

Liquidity and Capital Expenditures

As of June 30, 2014, our net cash balance was $35,344.  We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

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

In November 2009 we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company.  However, there are no revenues generated from continuing operations for the year ended June 30, 2014.

Plan of Operation for the Next 12 Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our March 2014 10-Q filed May 14, 2014, our December 2013 10-Q filed   March 3, 2014, and our September 2013 10-Q filed November 19, 2013.  All filings were subsequently amended on June 2, 2014.

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

Over the next fiscal year, we plan to build out our cattle operations and have already undertaken some rudimentary steps such as a.) purchasing of inventory and b.) the identification of some infrastructure.

Our model is to purchase animals from cattlemen/landowners for the market price and to simultaneously enter into a contract with each cattleman whereby the cattleman will continue to monitor the herd. Under this contract, the cattleman will be paid a monthly fee with an annual bonus potential. We intend to assemble multiple production pods of 5,000 head in geographically concentrated areas and to manage each production pod as a unit. We will take on the responsibility of genetic selection, providing veterinary protocols and care, designing and purchasing nutritional inputs, marketing and transportation. We expect that significant savings will be achieved through economies of scale, genetic performance, consistent cattle quality and higher cattle market weights, reduced marketing costs, transportation savings and feed cost.

An integral and fundamental component of our business model is to apply a disciplined set of standard operation procedures (SOPs) to our operations. This will be an essential component of fully realizing the economic benefits described above. These SOPs will bring demonstrated best practices and operating discipline that are difficult for a small rancher to consistently achieve and apply on their own. The application and management of the SOPs will be fashioned and based on the well-developed contract grower model that is common in the hog industry. We intend to demonstrate operating discipline through the consistent application of best practices to areas including bull management, genetics, nutrition, veterinary care and marketing.

We have identified more than $450 of supply chain inefficiencies for each animal sold in the current fragmented beef cattle production system. Our business model is focused on eliminating these inefficiencies and capturing the resulting profit and cash flow. For example, with the scale envisioned by our business model, incremental profit will be realized through the disintermediation of at least two service providers that are currently an important part of the market chain for the small producer – the backgrounder and the livestock auction barn complex.

Our focus is on cows and calves. The industry structure is such that feedlots consolidate masses of young animals and feed them until they reach market weight, at which point the animals are sold under contract to processors. The commodity price risk associated with cattle production is largely experienced in this feeding segment of the industry and not in the cow/calf stage of production. Cows feed on grass for the majority of the year. This grass is grown and the cattle graze on land unsuitable for the production of cash crops such as corn, soy or wheat. During the winter months or during drought, the grass is supplemented by hay. Our scale and financial resources will allow us to purchase and store hay at favorable prices for use during winter months or drought.

Our geographic focus will be the central and southern states of Kentucky, Tennessee, Virginia, Missouri, Kansas, Arkansas, northern Mississippi, northern Alabama, eastern Oklahoma, east Texas, southern Indiana and southern Illinois. Initially, our emphasis will be in Kentucky, Tennessee and southern Indiana and in the tri-state corner of Kansas, Missouri and Oklahoma. These areas have a significant density of ranches that fit the size criteria of 40 to 250 head and lend themselves to establishment of multiple production pods of 5,000 head each. This geographic area also has consistently good levels of precipitation and grassland that will support a relatively high density of animals per acre.

We do not expect to process, prepare, package or deliver beef products or participate in the upstream levels of the U.S. beef supply chain like some of the world’s largest vertically-integrated beef processing companies. Instead, after cattle raising and feeding, we expect to sell live cattle to regional beef processing facilities and feedlot operators strategically located near our planned operations. We do not anticipate any demand restrictions for beef cattle, and may in the future consider sales through forward purchase arrangements in which we would commit the cattle to sale before the cattle are delivered to processors’ facilities or sales on the spot market at daily market prices. We expect to contract with third party carriers to deliver our products to our customers.

Off Balance Sheet Arrangements.

None.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Deficit; and (4) Notes to Financial Statements.

Conexus Cattle Corp.

June 30, 2014 and 2013

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Conexus Cattle Corp.

We have audited the accompanying balance sheet of Conexus Cattle Corp. as of June 30, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conexus Cattle Corp. at June 30, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Conexus Cattle Corp. will continue as a going concern. As more fully described in Note 3, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
September 19, 2014

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brazil Gold Corp.

New York, New York

We have audited the accompanying balance sheet of Brazil Gold Corp. (the “Company”) as of June 30, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

September 30, 2013

Conexus Cattle Corp.

Consolidated Balance Sheets

(Audited)

	June 30, 2014	June 30, 2013

ASSETS
CURRENT ASSETS:
Cash	$35,344	$5,552
Notes Receivable	12,000
Inventory	6,000
Prepaid expenses	-	-
Other current assets	-	-

Total Current Assets	53,344	5,552

NON-CURRENT ASSETS

Invesment in unconsolidated subsidiary- at cost	55,000	-

Property and equipment	1,524	1,524
Accumulated depreciation	(1,524)	(1,332)

Property and Equipment, net	-	192

Total Non-current asets	55,000	192

Total Assets	$108,344	$5,744

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$299,351	$115,828
Accrued expenses	45,880	19,007
Accrued payroll taxes	45,569	-
Accrued Dividends payable	368,219	-
Advances payable	42,940	42,940
Derivative liability	1,662,416	565,007
Note payable - former employees and consultants	122,041
Convertible debentures, net	522,625	278,961

Total Current Liabilities	3,109,042	1,021,743

Liability for Conversion feature of Preferred Shares	1,390,456
Note payable - former employees and consultants	-	185,116

Total Long-Term Liabilities	1,390,456	185,116

Total Liabilities	4,499,498	1,206,859

STOCKHOLDERS' DEFICIT:
Preferred stock Series B at $0.001 par value: 13,000 shares authorized; 13,000 and 0 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively. Liquidation Preference of $13,239,342 and $-0- at June 30, 2014 and 2013, respectively	13	-
Preferred stock Series C at $0.001 par value: 7,000 shares authorized; 7,000 and 0 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively. Liquidation Preference of $7,128,877 and $-0- at June 30, 2014 and 2013, respectively	7	-
Common stock at $0.001 par value: 10,000,000,000 shares authorized; 731,742,738 and 128,790 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	731,743	129

Additional paid-in capital	16,883,524	5,867,002

Accumulated deficit	(22,006,441)	(7,068,246)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-

Total Stockholders' Deficit	(4,391,154)	(1,201,115)

Total Liabilities and Stockholders' Deficit	$108,344	$5,744

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Consolidated Statements of Operations

Audited

	For the Year	For the Year
	Ended	Ended
	June 30, 2014	June 30, 2013

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	180,000	260,000
Rent Expense	46,991	-
Professional fees	152,599	71,977
Compensation	219,281	20,000
General and administrative expenses	129,712	38,306

Total operating expenses	728,583	390,283

LOSS FROM OPERATIONS	(728,583)	(390,283)

OTHER (INCOME) EXPENSE:
Expenses associated with Acquisiton of Conexus Cattle	8,926,663
Loss on settlement of debt	3,428,919	66,880
Interest expense	483,444	317,532
Derivative expense	356,780	251,144
Change in fair value of derivative liability	957,077	(166,829)
Loss on settlement from Liabilities Purchase Agreement	56,728

Other (income) expense, net	14,209,612	468,727

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(14,938,195)	(859,010)

INCOME TAX PROVISION	-	-

NET LOSS	(14,938,195)	(859,010)

COMPREHENSIVE LOSS	$(14,938,195)	$(859,010)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.21)	$(15.72)
Weighted average common shares outstanding
- basic and diluted	70,476,332	54,642

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statement of Stockholders' Deficit

For the Fiscal Year Ended June 30, 2014

(Audited)

									Accumulated Other
	Common Stock, $0.001 Par Value		Preferred Stock Series B, $0.001 Par Value		Preferred Stock Series C, $0.001 Par Value		Additional		Comprehensive Income (Loss)	Total
	Number of		Number of		Number of		Paid-in	Accumulated	Foreign Currency	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Translation Gain (Loss)	Deficit

Balance, June 30, 2010	36,000	$36					$759,063	$(2,448,263)	$5,531	$(1,683,633)

Common stock issued in settlement of Coach convertible debt	10,000	10					2,299,990			2,300,000

Common stock issued for consulting services and cash	1,000	1					19,799			19,800

Common stock issued for services	155	0					17,067			17,067

Settlement of related party debt and common stock compensation	675	1					141,749			141,750

Common stock issued for compensation	6,370	6					2,184,474			2,184,480

Beneficial conversion feature							59,702			59,702

Comprehensive income (loss):
Net loss								(3,304,621)		(3,304,621)
Foreign currency translation loss									(114)	(114)
Total comprehensive income (loss)										(3,304,735)

Balance, June 30, 2011	54,200	54	-	-	-	-	5,481,844	(5,752,884)	5,417	(265,569)

Common stock issued for services							49,817			49,817

Common stock issued with convertible debentures	450	0					36,000			36,000

Write off of foreign currency translation gain (loss)							5,417		(5,417)

Net loss								(456,352)		(456,352)

Balance, June 30, 2012	54,650	55	-	-	-	-	5,573,077	(6,209,236)	-	(636,104)

Common stock issued upon conversion of convertible debentures	74,140	74					293,925			293,999

Net loss								(859,010)		(859,010)

Balance, June 30, 2013	128,790	129	-	-	-	-	5,867,002	(7,068,246)	-	(1,201,115)

Common stock issued upon conversion of convertible debentures	556,085,948	556,086					1,382,361			1,938,447

Common stock issued for retirement of Accounts Payable	139,528,000	139,528					(17,807)			121,721

Common stock issued to Former CEO for conversion of outstanding debt	36,000,000	36,000					2,484,000			2,520,000

Issuance of Series B Preferred Stock to Management Team of Conexus Cattle			13,000	13			4,898,521			4,898,534

Issuance of Series C Preferred Stock for Consulting Services					7,000	7	2,637,665			2,637,672

Dividends accrued on Series B and Series C preferred stock							(368,219)			(368,219)

Net loss								(14,938,195)		(14,938,195)

Balance, June 30, 2014	731,742,738	$731,743	13,000	$13	7,000	$7	$16,883,524	$(22,006,441)	$-	$(4,391,154)

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statements of Cash Flows

(audited)

	For the Year	For the Year
	Ended	Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,938,195)	$(859,010)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	192	416
Convertible notes issued for services	242,000	315,000
Amortization of discount on convertible debt	443,303	281,999
Accretion of original issue discount	16,323
Loss on settlement of debt	3,428,919	66,880
Loss on settlement of accounts payable	56,728
Expenses associated with Conexus Acquisition	8,926,663
Stock based compensation
Derivative expense	356,780	251,144
Change in fair value of derivative liabilities	957,077	(166,829)
Common stock issued for interest	-	-
Changes in operating assets and liabilities:
Notes Receivable	(12,000)
Inventory	(6,000)
Prepaid expenses	-	167
Other current assets	-	1,382
Accounts payable	183,523	737
Accrued payroll taxes	45,569
Accrued Dividends payable	368,219
Accrued expenses	26,873	9,115
		-
NET CASH USED IN OPERATING ACTIVITIES	95,975	(98,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary	(55,000)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	(55,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayments to) related parties
Accrued interest on notes payable converted	9,509	-
Interest expense to related party	1,918
Accrued Dividends on Series B and Series C Preferred stock	(368,219)
Proceeds from convertible debentures	345,609	104,551

NET CASH PROVIDED BY FINANCING ACTIVITIES	(11,183)	104,551

NET CHANGE IN CASH	29,792	5,552

Cash at beginning of period	5,552	-

Cash at end of period	$35,344	$5,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Debt converted to common shares	$304,950	$56,146
Preferred stock issued to officers	4,898,534	-
Preferred stock issued to consultants	2,637,672

Debt discount recorded on convertible debt accounted for as a derivative liability	535,500	419,551

Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	16,323	-
Interest paid	-	-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Conexus Cattle Corp.

June 30, 2014 and 2013

Notes to the Financial Statements

Note 1 - Organization and Operations

Conexus Cattle Corp. (Formerly " Brazil Gold ")

Company Information

We incorporated as Dynamic Alert Limited (referred to herein as “Conexus Cattle Corp.”, “we”, “us”, “our” and similar terms) on June 17, 2004 (“inception”), in the State of Nevada.  Since Inception until November 2009, we attempted to build a business that assisted consumers with their security needs.  Our goal had been to help our customers create and implement a personalized security plan by offering a three-fold service.  Our first focus was to assist our clients in developing personalized security plans.  Our second focus was to source and market personal security products.  Our third focus was to provide personal protection on an as-needed basis.  We were actively seeking to add new products and/or services that we could offer.  The results were lackluster, so it was decided to change our business focus and look for other opportunities and discontinue the security operation with effect from January 1, 2010.  Therefore, we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company.

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

On April 7, 2014, the Company made a change in business direction which were disclosed in a Form 8-K filing with the Securities and Exchange Commission (“SEC”) on April 11, 2014 (the “April 11 8-K.”) We were incorporated in the State of Nevada as Dynamic Alert Limited on June 17, 2004.  On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada corporation that was incorporated on November 3, 2009, were merged with Dynamic Alert Limited, being the surviving entity. In connection with the merger, our corporate name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.

We changed our corporate name to Conexus Cattle Corp. on June 10, 2014. Our principal mailing address is located at 242 West Main Street, Hendersonville, Tennessee 37075. Our telephone number is (888) 613-7164.  Our fiscal year end is June 30. Additional information about our company is available on our website at http://www.conexusco.com.

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

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) to five (5) years.  Upon sale or retirement of furniture and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. At June 30, 2014, the Property and Equipment of the Company had been fully depreciated.

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

The Company utilizes the Lattice model that values the liability of the derivatives based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Equal weighted probabilities were assigned to each scenario.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivatives.

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

As of the current period, there have been no revenues.

Preferred Stock

On April 7, 2014, the Company issued Series B Preferred stock and Series C Preferred Stock (See our Form 8-K filing of April 11, 2014) which pursuant to Generally Accepted Accounting Principles had to be valued at its fair market value of the consideration received. The consideration received was the business underlying the entire Conexus Cattle acquisition. The Company utilized a discounted cash flow valuation methodology based on the best estimates available at the time. The difference between the par value of the preferred stock and the fair value of the consideration received was recorded as Additional Paid-In Capital. The entire amount was expensed as “Expenses Associated with the Acquisition of Conexus Cattle.” It is a non-cash item and is a reconciling item on the Statements of Cash Flows

Stock-Based Compensation for Obtaining Employee Services

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. Currently, the Company has no options which require valuation.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2014 or 2012.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of June 30, 2014 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at June 30, 2014, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended June 30, 2014. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Fiscal Year Ended June 30, 2014	For the Fiscal Year Ended June 30, 2013

Convertible debentures	4,222,851,444	668,463

Stock options	-	-

Warrants issued with convertible debentures	1,153	1,153

Total potentially outstanding dilutive common shares	4,222,852,598	5,168,584

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4- Notes Receivable

The Company lent a prospective cattleman $12,000 to engage landowners. The Note is not interest bearing and is payable on demand. Half of the note was repaid subsequent to the Balance sheet date

Note 5 – Investment in Minority Interest

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

As of June 30, 2014, the Company had a total $55,000 investment in FAL.

Currently, the Company is not making installments and is evaluating future investment.

Note 6 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	June 30, 2013

Computer equipment	3	$1,042	$1,042

Furniture and fixture	5	482	482

		1,524	1,524

Less accumulated depreciation		(1,524)	(1,332)

		$-	$192

Depreciation Expense

Depreciation expense for the fiscal year ended June 30, 2014 and 2013 was $192 and $416, respectively.

Note 7 – Liabilities Purchase Agreement and Accounts Payable

On September 24, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC v. Brazil Gold Corp ., now known as Conexus Cattle Corp.  Under the terms of the Stipulation, we agreed to issue to ASC Recap, as settlement of certain liabilities owed by us in the aggregate amount of $298,602.10 (the "Claim Amount"), shares of common stock (the "Settlement Shares"), as well as a promissory note in the principal amount of the $50,000.00 maturing six months from the date of issuance, as a fee to ASC Recap (‘Fee Note”).  ASC Recap had purchased the liabilities from our creditors (both affiliated and non-affiliated) with a face amount of $298,602.10.  The total amount of liabilities, as reported by us in this Form 10-K was $3,109,042, inclusive of the $348,602.10 representing the Claim Amount and the Fee Note.

Pursuant to the Stipulation entered into by the parties, we agreed to issue to ASC Recap, in one or more tranches as necessary, that number of shares of common stock sufficient to generate net proceeds (less a discount of 25%) equal to the Claim Amount, as defined in the Stipulation.  The parties reasonably estimated that, should we issue Settlement Shares sufficient to satisfy the entire Claim Amount, the fair market value of such Settlement Shares and all other amounts to be received by ASC Recap would equal approximately $465,000.  Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by ASC Recap may not exceed 9.99% of our outstanding shares of common stock at any one time.

As of the Balance sheet date, we have issued the following Settlement Shares to ASC Recap:

Date	Number of Shares
May 19	14,322,000
May 28	19,611,000
June 5	26,237,000
June 12	34,987,000
June 20	44,371,000
Total	139,528,000

Based upon the reported closing trading prices of our common stock on the dates of sale, $64,992.84 worth of liabilities have been satisfied pursuant to the Stipulation through the issuance of shares of our common stock.  As such, approximately $235,000 of the Claim Amount remains outstanding and payable by us to ASC Recap.

In connection with the issuance of the Settlement Shares, we may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act of 1933, as amended.

Note 8 – Advances Payable

As of June 30, 2014, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 9 – Derivative Financial Instruments

The Company’s derivative financial instruments are embedded derivatives associated with the Company’s convertible debentures. The Company’s convertible debentures issued to Institutional Investor Institutional Investor, are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature and the warrants attached to certain Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The compound embedded derivatives within the notes have been valued using a layered discounted probability-weighted cash flow approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of June 30, 2014, the estimated fair value of derivative liabilities for the conversion feature was $1,662,416.

As of June 30, 2014, the estimated fair value of derivative liabilities for the warrants was $-.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,662,416	$-	$-	$1,662,416	$1,662,416

Total derivative liabilities	$1,662,416	$-	$-	$1,662,416	$1,662,416

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total

Balance, June 30, 2013	$565,007	$565,007
Derivative liability on new issuances	356,780	356,780
Change in Fair market value of derivative liability	957,057	957,057
Derivative liability eliminated on conversions	(216,428)	(216,428)
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2014	$1,662,416	$1,662,416

Note 10 – Notes Payable – former employee and consultants

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

During the most recent year, approximately $65,000 of these notes were retired for issuance of common stock

With accrued interest included, the notes total $122,041 at June 30, 2014.

The notes mature on December 31, 2014 and bear interest at 1% per annum.

Note 11 – Convertible Debentures-net

The following summarizes the Outstanding convertible debentures of the Company as of June 30, 2014 and 2013

	Balance at June 30, 2014	Balance at June 30, 2013

Note issued June 20, 2012 with interest at 8% per annum. Principal and interest are currently past due	$-	$25,000
Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are currently past due	62,500	62,500
Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	5,000	5,000
Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due	2,110	2,110
Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due	6,000	40,000
Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued January 1, 2013 with no interest. Principal is currently past due	20,000	20,000
Note issued January 25, 2013 with no interest. Principal is currently past due	5,000	5,000
Note issued February 1, 2013 with no interest. Principal is past due as of Janaury 31, 2014	10,000	20,000
Note issued February 1, 2013 with no interest. Principal is currently past due	-	4,000
Note issued February 20, 2013 with no interest. Principal is past due as of November 30, 2013	535	8,000
Note issued February 20, 2013 with no interest. Principal is past due as of November 30, 2013	7,464	11,941
Note issued March 1, 2013 with no interest. Principal is past due	-	20,000
Note issued March 1, 2013 with no interest. Principal is past due as ofJanuary 31, 2014	-	4,000
Note issued March 8, 2013 with no interest. Principal is past due as of December 31, 2013	-	10,000
Note issued April 1, 2013 with no interest. Principal is past due as of October 1, 2013	-	20,000
Note issued April 1, 2013 with no interest. Principal is payable on February 28, 2014	-	4,000
Note issued April 9, 2013 with no interest. Principal is payable on March 31, 2014	-	10,000
Note issued May 1, 2013 with no interest. Principal is past due on October 31, 2013	20,000	20,000
Note issued May 1, 2013 with no interest. Principal is payable on May 31, 2014	-	4,000
Note issued June 1, 2013 with no interest. Principal is past due as of November 30, 2013	20,000	20,000
Note issued June 1, 2013 with no interest. Principal is payable on May 31, 2014	-	4,000
Note issued June 13, 2013 with no interest. Principal is past due as of May 31, 2014	18,258	25,000
Note issued July 24, 2013 with no interest. Principal is past due	33,000	-
Note issued August 1, 2013 with no interest. Principal is past due	20,000	-
Note issued August 15, 2013 with no interest. Principal is past due	20,000	-
Note issued September 1, 2013 with no interest. Principal is past due	20,000	-
Note issued September 17, 2013 with 10% interest. Principal and interest are payable on September 30, 2014	25,000	-
Note issued October 1, 2013 with no interest. Principal is past due	20,000	-
Note issued October 16, 2013 with 10% interest. Principal and interest are past due	50,000	-
Note issued October 23, 2013 with 10% interest. Principal and interest are past due	45,000	-
Note issued November 1, 2013 with no interest. Principal is past due	20,000	-
Note issued November 5, 2013 with 10% interest. Principal and interest are past due	18,000	-
Note issued December 1, 2013 with no interest. Principal is past due	20,000	-
Note issued December 6, 2013 with 8% interest. Principal and interest are payable on November 30, 2014	5,000	-
Note issued December 19, 2013 with no interest. Principal is past due	7,500	-
Note issued January 1, 2014 with no interest. Principal is payable on June 30, 2014	20,000	-
Note issued February 1, 2014 with no interest. Principal is payable on July 31, 2014	20,000	-
Note issued February 12, 2014 with 10% interest. Principal is payable on May 31, 2014	40,000	-
Note issued March 1, 2014 with no interest. Principal is payable on August 31, 2014	20,000	-
Note issued March 14, 2014 with no interest. Principal is past due	25,000	-
Note issued May 5, 2014 with 10% interest. Principal is payable on January 31, 2015	15,000	-
Note issued May 13, 2014 with 10% interest. Principal is payable on January 31, 2015	22,500	-
Note issued May 25, 2014 with 8% interest. Principal is payable on February 23, 2015	35,000	-
Note issued June 16, 2014 with 10% interest. Principal is payable on December 31, 2014	25,000	-

Total debt at June 30, 2014	782,867	424,551
Add: Accretion of Original Issue Discount	16,323
Less unamortized discount	(151,609)	(145,990)
Convertible debentures-net	647,581	278,561

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

All remaining notes are convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the thirty (30) trading days prior to conversion of the Notes.

Note 12- Liability for Conversion Feature of Preferred Shares

Upon the issuance of the Series B Preferred and the Series C Preferred for the Conexus Cattle acquisition (See Note 14 below), the owners of these securities were entitled to receive in total 95% of the common stock of the Company upon full conversion. Assuming full conversion, based on the common shares outstanding at the Balance Sheet date, there would be 14,634,854,750 shares, 4,634,854,750 more than the current authorized amount. Based on the stock price at June 30, 2014, $.0003, the total value of those shares would be $1,390,456. In accordance with Generally Accepted Accounting Principles, the Company recorded a liability for that amount on the Financial statements.

Note 13 – Equity Purchase Agreement

ASC Recap LLC (“ASC”) Agreement

On April 7, 2014 the Company entered into an Equity Purchase Agreement with ASC.  The following is a summary of the material terms of the Equity Purchase Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit to this Current Report on Form 8-K and is incorporated herein by reference. Pursuant to the Equity Purchase Agreement the Company agreed to sell and ASC agreed to purchase up to $5,000,000 of the Company’s Common Stock at a price equal to ninety percent (90%) of the lowest closing price of the Company’s common stock on any trading day during the ten trading days immediately following the clearing date associated with the applicable put notice.  The Company also issued ASC a promissory note in the principal amount of $25,000 payable in six months. This note was subsequently cancelled and the parties agreed to reissue the Note upon the filing of the Registration statement associated with this Agreement.

On April 7, 2014 the Company entered into a Registration Rights Agreement with ASC.  The following is a summary of the material terms of the Registration Rights Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit to this Current Report on Form 8-K and is incorporated herein by reference.  Pursuant to this agreement the Company agreed, within one hundred twenty (120) days to file a registration statement with the Securities and Exchange Commission with respect to the securities set forth in the Equity Purchase Agreement.

The Company will not be entitled to put shares to Institutional Investor:

Note 14 – Stockholders’ Deficit

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

Common Stock

During the fiscal year ended June 30, 2014, the following share issuances were made:

556,085,948 shares for the conversion of $304,950 of convertible notes payable, $9,509 in accrued interest and $26,109 in related legal and transfer agent fees

139,528,000 shares for the conversion of $64,992 of notes payable

36,000,000 for the conversion of $36,000 in debt owed to our former CEO

Preferred Stock

Creation of Preferred Stock

On April 7, 2014, the Board of Directors of Brazil Gold Corp. (the “Company”) approved the designation of two new classes of Convertible Preferred Stock, authorizing the filing with the State of Nevada of Certificates of Designation authorizing the creation of 13,000 shares of Series B 8% Convertible Preferred Stock and 7,000 shares of Series C 8% Convertible Preferred Stock.

Series B 8% Convertible Preferred Stock (the “Series B Preferred Stock”)

The following is a summary of the material rights and preferences of the Series B Preferred Stock set forth in the Certificate of Designation for the Series B Preferred Stock, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation for the Series B Preferred Stock, a copy of which is filed as an Exhibit to this Current Report on Form 8-K and is incorporated herein by reference.

Holders of the Series B Preferred Stock are entitled to cumulative dividends equal to eight percent of the stated value ($1,000) of the Series B Preferred Stock, payable quarterly in cash or common stock at the option of the holder.  At the option of the holder, each share of Series B Preferred Stock converts into 60,255.214 shares (the “Series B Conversion Ratio”) of Common Stock of the Company, provided that, for a period of 36 months from the issuance date of the Series B Preferred Stock, if the Series B Conversion Ratio converts into a number of shares of common stock of the Company totaling less than 61.75% of the then outstanding shares of Common Stock of the Company, then the Series B Conversion Ratio shall be adjusted such that the Series B Preferred Stock shall be convertible into 61.75% of the then outstanding shares of Common Stock of the Company.  The Series B Conversion Ratio is subject to adjustment under certain circumstances.  The Series B Preferred Stock votes on an as converted basis on any matter submitted to the holders of the Company’s common stock.

Series C 8% Convertible Preferred Stock (the “Series C Preferred Stock”)

The following is a summary of the material rights and preferences of the Series C Preferred Stock set forth in the Certificate of Designation for the Series C Preferred Stock, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation for the Series C Preferred Stock, a copy of which is filed as an Exhibit to this Current Report on Form 8-K and is incorporated herein by reference.

Holders of the Series C Preferred Stock are entitled to cumulative dividends equal to eight percent of the stated value ($1,000) of the Series C Preferred Stock, payable quarterly in cash or common stock at the option of the holder.  At the option of the holder, each share of Series C Preferred Stock converts into 51,647.326 shares (the “Series C Conversion Ratio”) of Common Stock of the Company, provided that, for a period of 36 months from the issuance date of the Series C Preferred Stock, if the Series C Conversion Ratio converts into a number of shares of common stock of the Company totaling less than 33.25% of the then outstanding shares of Common Stock of the Company, then the Series C Conversion Ratio shall be adjusted such that the Series C Preferred Stock shall be convertible into 33.25% of the then outstanding shares of Common Stock of the Company.  The Series C Conversion Ratio is subject to adjustment under certain circumstances.  The Series C Preferred Stock votes on an as converted basis on any matter submitted to the holders of the Company’s common stock.

Issuance of Preferred Stock

We issued 6,500 shares of our series B preferred stock to each of Stephen J. Price and Gerard Daignault for serving as officers and directors of our company, which shares are convertible into a total of 783,317,782 shares of our common stock, and we issued 3,500 shares of our series C preferred stock to each of ASC Recap and Adirondack Partners LLC upon entering into consulting agreements with us, which shares are convertible (subject to a 9.99% beneficial ownership limitation applicable to each holder) into a total of 361,531,282 shares of our common stock.

The issuance of the Series B Preferred Stock and Series C Preferred Stock set forth herein was not registered under the Securities Act of 1933, and was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

See Note 12 above for the potential dilution and liability associated with the issuance of these shares.

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

January 7, 2010 Issuance

On January 7, 2010, the board approved and granted options for employees to purchase 2,750,00 shares of the Company's common stock with exercise price at $0.56 per share expiring two (2) years from the date of grant exercisable, in whole or in part, according to the following vesting schedule:

☐	Twenty five percent (25%) of the total number of shares granted under the option scheme vested immediately as January 7, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) were vested on July 6, 2010.

☐	The remaining Fifty percent (50%) of the shares granted under the option scheme shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director, employee or consultant.

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

July 1, 2010 Issuance

On July 1, 2010, the board approved and granted options for a director to purchase 500,000 shares of the Company's common stock with exercise price at $0.56 per share expiring two (2) years from the date of grant exercisable, in whole or in part, according to the following vesting schedule:

☐	Twenty five percent (25%) of the total number of shares granted under the option scheme vested immediately as July 1, 2010, the date they were approved at the board meeting; a further twenty-five percent (25%) on January 1, 2011.

☐	The remaining fifty percent (50%) of the shares granted under the option scheme shall vest pro rata every six (6) months, on the same date of the month as the date of grant of the option, over the following twelve (12) months of continuous service as a director.

The Company estimated the fair value of option granted, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 1, 2010

Expected life (year)	1.99

Expected volatility (*)	110.00%

Risk-free rate(s)	0.5%

Expected dividends	0.00%

*	As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within gold mining industry which the Company plans to engage in to calculate the expected volatility. The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2011	3,300,000	$0.56	$0.56	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(2,800,000)	0.56	0.56	-	-

Balance, June 30, 2013	500,000	$0.56	$0.56	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(500,000)	0.56	0.56	-	-

Balance, June 30, 2014	-	$-	$-	$-	$-

Vested and exercisable, June 30, 2014	-	$-	$-	$-	$-

Unvested, June 30, 2014	-	-	-	$-	$-

During the year ended June 30, 2013 the Company recognized stock based compensation expense in the amount of $49,817 for the vested portion of the options.

Note 15 – Income Tax Provision

Deferred Tax Assets

At June 30, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $20,615,984 that may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,447,124 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $2,044,100 and $292,064 for the fiscal year ended June 30, 2014 and 2013, respectively.

Components of deferred tax assets at June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	4,447,124	2,403,024

Less valuation allowance	(4,447,124)	(2,403,024

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2014	For the Fiscal Year Ended June 30, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Conversion of Convertible debt

From the Balance sheet date until the date of this report, we issued 1,493,672,814 shares of common stock for the retirement of $68,859 of convertible notes and $9,146 of expenses related to the conversions.

Liabilites Purchase Agreement

From the Balance sheet date until the date of this report, we issued 161,953,000 shares of common stock for the retirement of $9,522 of notes payable.

Issuance of Common shares

From the Balance sheet date until the date of this report, we issued 1,655,625,814 shares for the reasons stated above.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  Controls and Procedures

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

ITEM 9B.  Other Information

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers

The following table contains information with respect to our current executive officers and directors.

Name	Age	Position

Stephen J. Price	54	Chief Executive Officer and Director

Conrad R. Huss	66	President and Director

Gerard Daignault	55	Chief Financial Officer, Secretary and Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Stephen J. Price, Chief Executive Officer and Director, joined our company on April 7, 2014.  Mr. Price has more than 32 years of experience in various segments of the animal agriculture industry.  Mr. Price served as Senior Director of Operations of AgFeed USA, LLC, a top-tier swine production company marketing 1.3 million hogs annually from January 2012 to December 2013.  Mr. Price oversaw farrowing, finishing, feed and logistics operations, in addition to managing human resources, IT support and the critical operational relationship with the company’s primary customer, Hormel Foods. On July 15, 2013, AgFeed filed for Chapter II bankrupty protection in the U.S. Bankrupty Court for the District of Delaware. In April 2014, the SEC revoked AgFeed’s Exchange Act registration.  Prior to joining AgFeed, Mr. Price was President and Chief Executive Officer of a $400 million veterinary pharmaceutical distribution company focused on serving over 20,000 food animal producers and veterinarians from January 2009 to October 2010.  Prior to his appointment as President, he served the company as Chief Operating Officer, Vice President of Sales and Marketing and General Manager of the company’s livestock division from April 2002 to January 2009.  Additionally, Mr. Price owned an Oklahoma-based cattle backgrounding and feeding enterprise from 1991 to 2000.  Mr. Price holds a B.A. degree in Animal Science from Oklahoma State University.

            Mr. Price is well qualified to serve as a director of our company due to his substantial knowledge and more than three decades of working experience in leadership roles in the animal agriculture industry.

Conrad R. Huss, President and Director, joined our company in January 2013 as our Chief Executive Officer, Secretary, Chief Financial Officer and Director.  On April 7, 2014, Mr. Huss resigned as our Chief Executive Officer, Chief Financial Officer and Secretary, but remained as our President and a member of our board of directors.  Mr. Huss is a financial professional with more than 25 years of investment banking and operating experience.  Most recently, he was with Ocean Cross Capital Markets as senior Managing Director from September 2011 to January 2013.  Previously, he was a Senior Managing Director at Southridge Investment Group from November 2006 to September 2011. Mr. Huss was on the board of directors of Infinity Capital Group, Inc., a business development company, until September 2010.

Mr. Huss is well qualified to serve as a director of our company due to his substantial knowledge of capital markets and investment banking.

Gerard Daignault, Chief Financial Officer, Secretary and Director, joined our company on April 7, 2014.  Mr. Daignault brings more than 33 years of experience including 24 years at the chief financial officer level for several global agricultural companies.  Mr. Daignault served in roles as Chief Operating Officer, Chief Executive Officer and interim Chief Financial Officer of AgFeed Industries, Inc., a multinational agribusiness with animal nutrition and swine production operations in the United States and China, from 2008 to December 2013.  Immediately prior to joining AgFeed, Mr. Daignault was a co-founder of Spectrum Agribusiness, a global animal protein strategic consulting firm, from 2007 to 2008.  Previously, Mr. Daignault served as Director of Finance of PIC North America, the United States’ largest swine genetics company, from 2004 to 2007.  Additionally, Mr. Daignault served as Chief Financial Officer of Newsham Hybrids (1999 to 2003), Chief Financial Officer for PMAG Products (1995 to 1999), and Director of Finance for Purina Mills (1981 to 1995).  Mr. Daignault holds a B.A. degree in Finance and Accounting from the University of Missouri.

Mr. Daignault is well qualified to serve as a director of our company due to his substantial knowledge and more than three decades of working experience in financial, accounting and operational issues highly relevant to our animal agriculture business.

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

There are no family relationships among our directors, nominees for director and executive officers.

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

Name	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Steve Price, Director	N/A	N/A	N/A
Gerard Daignault, Director	N/A	N/A	N/A
Conrad R. Huss, Director	N/A	N/A	N/A

Code of Ethics

We have not yet prepared a written code of ethics and employment standards.  We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

Corporate Governance; Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee. Our Board of Directors currently has no independent members, and thus, does not have the ability to create a proper independent audit committee.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Prinicipal Position	Fiscal Year	Salary $	Bonus $	Stock Awards (1) $	Option Awards $	All Other Compensation $	Total $

Conrad Huss (1)	2014	73,125	-	36,000	-	-	109,125
President	2013	20,000	-		-	-	20,000

Steve Price (2)	2014	65,283					65,283
Chief Executive Officer	2013	-	-	-	-	-	-

Gerard Daignault (2)	2014	65,283					65,283
Chief Financial Officer	2013	-	-	-	-	-	-

(1) Mr. Huss received 36 million shares of Restricted common stock on January 28, 2014 Due to their restriction and limited trading volume, we valued these shares at par value for purposes of this table

(2) Mssrs. Price and Daignault have not received any cash compensation from the Company. However, their salary and benefits have been accrued per above

Outstanding Equity Awards at Year-End

The following table sets forth certain information relating to equity awards outstanding as of December 31, 2013 for the Named Executive Officer.

	Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price $(/Sh)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (2) (#)	Market Value of Shares or Units that Have Not Vested (2) ($)

Conrad R. Huss, President and Former Chief Executive Officer and Secretary	N/A

Steve Price, Chief Executive Officer	N/A

Gerard Daignault, Chief Financial Officer	N/A

Option Exercises and Stock Vested

The following table sets forth certain information relating to the exercise of stock options and the vesting of stock awards during the year ended December 31, 2013 for each Named Executive Officer.

	Option Awards		Stock Awards Name
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Conrad R. Huss, President and Former Chief Executive Officer and Secretary	—	—	—	—

Employment Agreements and Post Termination Compensation

We currently do not have any employment agreements in place with our officers or other employees.  On April 7, 2014, we issued 6,500 shares of our series B preferred stock to each of Messrs. Price and Daignault for serving as officers and directors of our company.

Consulting Agreements

On April 7, 2014, we entered into a consulting agreement with ASC Recap.  Pursuant to this agreement, ASC Recap provides us with certain business, financial consulting and advisory services.  In consideration for these services, we issued 3,500 shares of our series C preferred stock to ASC Recap upon entering into the consulting agreement.

On April 7, 2014, we entered into a consulting agreement with Adirondack Partners LLC (“Adirondack”).  Pursuant to this agreement, we retained Adirondack to provide us with certain business consulting and advisory services.  In consideration for these services, we issued 3,500 shares of our series C preferred stock to Adirondack upon entering into the consulting agreement.

Director Compensation

We currently do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards Aggregate Fair Value	Stock Option Awards Aggregate Fair Value (1)	Total
Conrad R. Huss	—	—	—	—

(1)	The amounts in this column represent the aggregate grant date fair values of the restricted stock granted to the director during the year ended December 31, 2013 in accordance with stock compensation accounting.

Board Committees

Our board of directors expects to create an audit committee, compensation committee, and nominations and governance committee within the next 24 months, in compliance with established corporate governance requirements.

Currently, we have no “independent” directors, as that term is defined under Nasdaq listing rules, because our directors also serve as executive officers.

Audit Committee.  We plan to establish an audit committee of the board of directors.  The audit committee would be primarily responsible for reviewing the services performed by our independent registered public accounting firm and evaluating our accounting policies and our system of internal controls.

Compensation Committee.  We plan to establish a compensation committee of the board of directors.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.  The compensation committee would also administer any future incentive compensation plans, and recommend and approve grants of stock options, restricted stock and other awards under any such plan.

Nominations and Governance Committee.  We plan to establish a nominations and governance committee of the board of directors.  The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.  The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

To date, our full board, rather than any of the committees, has performed all of these functions.  We are not required to maintain board committees at this time because our shares are not listed on a national securities exchange. The Company started compensating directors and executives as consultants, to prepare for the acquisition of the Brazilian exploration company and the following compensation was paid and accrued to June 30, 2014, including stock options expensed:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of September 29, 2014, with respect to the beneficial ownership of our common stock by: (i) each holder of more than five percent of the outstanding shares of our common stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group.  Our issued and outstanding voting securities at the close of business on September 29, 2014, consisted of 2,387,368,551 shares of common stock, 29,484,001,611 shares of common stock issuable upon conversion of our series B preferred stock, and 9,539,924,732 shares of common stock issuable upon conversion (subject to a 9.99% beneficial ownership limitation applicable to each holder) of our series C preferred stock.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.  Unless otherwise indicated below, each entity or person listed below maintains an address of c/o Conexus Cattle Corp., 242 West Main Street, Hendersonville, Tennessee 37075.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the U.S. Securities and Exchange Commission.  The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after September 29, 2014 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

		Shares of Common Stock Beneficially Owned
Name	Positions held with Conexus Cattle	Number of Shares		Percent of Class

Stephen J. Price	Chief Executive Officer and Director	14,742,000,806	(1)	30.9%
Gerard Daignault	Chief Financial Officer, Secretary and Director	14,742,000,806	(1)	30.9%
Conrad R. Huss	President and Director	36,000,000		0.0%
Adirondack Partners LLC (3)	-	4,769,962,366	(2)	9.9%
ASC Recap LLC (4)	-	4,769,962,366	(2)	9.9%
All directors and executive officers as a group (3 persons)		29,520,001,611		61.8%

(1)	Messrs. Price and Daignault each hold 6,500 shares of our series B 8% convertible preferred stock, which shares are each convertible into 695,156 shares of our common stock. The series B preferred stock votes on an as-converted basis on any matter submitted to holders of our common stock.

(2)	Adirondack Partners LLC and ASC Recap LLC each hold 3,500 shares of our series C 8% convertible preferred stock, which shares are each convertible into 417,721 shares of our common stock. Subject to a beneficial ownership limitation, the series C preferred stock votes on an as-converted basis on any matter submitted to holders of our common stock. Pursuant to the terms of the series C preferred stock, a holder of series C preferred stock may not convert such stock to the extent that the holder and its affiliates would beneficially own in excess of 9.99% of our common stock outstanding immediately after giving effect to such conversion. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3.

(3)	K. Ivan F. Gothner, Managing Director of Adirondack Partners LLC, has voting power and investment power over the securities held by Adirondack Partners.

(4)	Stephen M. Hicks, Manager of ASC Recap LLC, has voting power and investment power over the securities held by ASC Recap.

The table also shows the number of shares beneficially owned as of September 29, 2014 by each of the individual directors and executive officers and by all directors and executive officers as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

Series B Preferred Stock Issued to Current Management

See the issuance of the Series B Preferred stock described in Footnote 14 to the Financial Statements.

Shares Issued to Conrad R. Huss

On July 1, 2013, the Company issued to its former Chief Executive Officer a Promissory Note in the principal amount of $24,000, with no interest. Principal is payable on demand.

On January 28, 2014, the Company issued to its former Chief Executive Officer a Promissory Note in the principal amount of $12,000, with no interest. Principal is payable on demand.

On January 28, 2014, the former Chief Executive Officer converted the entire note balance into 36,000,000 shares of common stock.

Our Board of Directors has determined that none of the members of our Board of Directors qualifies as an “independent” director under Nasdaq’s definition of independence.

There were no relationships or related party transactions during the years ended June 30, 2014 or 2013 requiring disclosure.

Procedure for Approval of Related Party Transactions

Any request for us to enter into a transaction with an executive officer, director or employee, or any of such persons’ immediate family members or affiliates, must first be presented to our Board for review, consideration and approval. In approving or rejecting the proposed agreement, our Board will review each such transaction for potential conflicts of interest or improprieties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, during the years ended June 30, 2014 and 2013, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year were $31,000 and $38,000, respectively.

Tax Fees.

We incurred no fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended June 30, 2014 and 2013.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in "Audit Fees" for the fiscal years ended June 30, 2014 and 2013.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

3.1	Articles of Incorporation*
3.2	By-laws*
10.1	Lease Agreements
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.32.3. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	XBRL (eXtensible Business Reporting Language)

*Incorporated by reference to our SB-2 Registration Statement, file number 333-119566, filed on October 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29 day of September, 2014.

CONEXUS CATTLE CORP.

Date:  September 29, 2014

By:	/s/ Steve Price
Steve Price
Chief Executive Officer

By:	/s/ Gerard Daignault
Gerard Daignault
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this request has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.

Signature		Title	Date

By:	/s/ Steve Price	Chief Executive Officer	September 29, 2014
Steve Price		(Principal Executive Officer),
Director

By:	/s/ Gerard Daignault	Chief Financial Officer	September 29, 2014
Gerard Daignault		(Principal Financial Officer),
Director

By:	/s/ Conrad R. Huss	President and Director	September 29, 2014
Conrad R. Huss

