Form 10-Q
period 2014-09-30
CONEXUS CATTLE CORP.
filed 2014-11-10
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No☒

Number of shares outstanding of the registrant’s class of common stock as of November 10, 2014:  2,387,368,552

2

PART I – FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

3

Conexus CattleCorp.

September 30, 2014 and 2013

Conexus Cattle Corp.

Consolidated Balance Sheets

	September 30, 2014	June 30, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,280	$35,344
Notes Receivable	12,000	12,000
Inventory	6,000	6,000
Prepaid expenses	-	-
Other current assets	-	-

Total Current Assets	21,280	53,344

NON-CURRENT ASSETS

Invesment in unconsolidated subsidiary- at cost	55,000	55,000

Property and equipment	-	1,524
Accumulated depreciation	-	(1,524)

Property and Equipment, net	-	-

Total Non-current asets	55,000	55,000

Total Assets	$76,280	$108,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$433,341	$299,351
Accrued expenses	168,312	91,449
Accrued Dividends payable		368,219
Advances payable	42,940	42,940
Derivative liability	1,916,651	1,662,416
Notes payable- Non-convertible	112,824	122,041
Convertible debentures, net	533,218	522,625

Total Current Liabilities	3,207,285	3,109,042

Liability for Conversion feature of Preferred Shares	3,774,737	1,390,456

Total Long-Term Liabilities	3,774,737	1,390,456

Total Liabilities	6,982,022	4,499,498

STOCKHOLDERS' DEFICIT:
Preferred stock Series B, $0.001 par value, 8% dividend: 13,000 shares authorized; 13,000 issued and outstanding at September 30, 2014 and June 30, 2014. Liquidation Preference of $13,000,000 and $13,239,342 at September 30, 2014 and June 30, 2014, respectively	13	13
Preferred stock Series C, $0.001 par value, 8% dividend: 7,000 shares authorized; 7,000 issued and outstanding at September 30, 2014 and June 30, 2014. Liquidation Preference of $7,000,000 and $7,128,877 at September 30, 2014 and June 30, 2014, respectively	7	7
Common stock at $0.001 par value: 10,000,000,000 shares authorized; 2,387,368,552 and 731,742,738 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	2,387,369	731,743

Additional paid-in capital	15,858,134	16,883,524

Accumulated deficit	(25,151,264)	(22,006,441)
Accumulated other comprehensive income (loss):

Total Stockholders' Deficit	(6,905,742)	(4,391,154)

Total Liabilities and Stockholders' Deficit	$76,280	$108,344

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	0	60,000
Rent Expense	21,270	16,025
Professional fees	64,759	17,530
Compensation	133,417	15,000
General and administrative expenses	24,970	8,929

Total operating expenses	244,415	117,484

LOSS FROM OPERATIONS	(244,415)	(117,484)

OTHER (INCOME) EXPENSE:
Derivative expense	0	142,137
Interest expense	87,403	111,841
(Gain)/Loss on settlement of debt	(19,373)	42,757
Loss on 3a10 program	12,388
Expenses Associated with Conversion feature of Preferred Stock	2,384,281
Change in fair value of derivative liability	435,710	(54,465)

Other (income) expense, net	2,900,408	242,270

LOSS FROM OPERATIONS
BEFORE INCOME TAX PROVISION	(3,144,824)	(359,754)

INCOME TAX PROVISION	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(3,144,824)	(359,754)

FORFEITURE OF ACCRUED DIVIDENDS TO PREFERRED HOLDERS	368,219

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,776,604)	$(359,754)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	1,974,865,549	163,221,525

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statement of Stockholders' Deficit

For the Period from June 30, 2012 to September 30, 2014

(Unaudited)

									Accumulated Other
									Comprehensive
	Common Stock, $0.001 Par Value		Preferred Stock Series B, $0.001 Par Value		Preferred Stock Series C, $0.001 Par Value		Additional		Income (Loss)	Total
	Number of		Number of		Number of		Paid-in	Accumulated	Foreign Currency	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Translation Gain (Loss)	Deficit

Balance, June 30, 2012	54,650	55	-	-	-	-	5,573,077	(6,209,236)	-	(636,104)

Common stock issued upon conversion of convertible debentures	74,140	74					293,925			293,999

Net loss								(859,010)		(859,010)

Balance, June 30, 2013	128,790	129	-	-	-	-	5,867,002	(7,068,246)	-	(1,201,115)

Common stock issued upon conversion of convertible debentures	556,085,948	556,086					1,382,361			1,938,447

Common stock issued for retirement of Accounts Payable	139,528,000	139,528					(17,807)			121,721

Common stock issued to Former CEO for conversion of outstanding debt	36,000,000	36,000					2,484,000			2,520,000

Issuance of Series B Preferred Stock to Management Team of Conexus Cattle			13,000	13			4,898,521			4,898,534

Issuance of Series C Preferred Stock for Consulting Services					7,000	7	2,637,665			2,637,672

Dividends accrued on Series B and Series C preferred stock							(368,219)			(368,219)

Net loss								(14,938,195)		(14,938,195)

Balance, June 30, 2014	731,742,738	731,743	13,000	13	7,000	7	16,883,524	(22,006,441)	-	(4,391,154)

Common stock issued upon conversion of convertible debentures	1,493,672,814	1,493,673					(1,253,567)			240,106

Common stock issued for retirement of Accounts Payable	161,953,000	161,953					(140,042)			21,911

Forfeiture of accrued dividends by preferred shareholders							368,219			368,219

Net loss								(3,144,823)		(3,144,823)

Balance September 30, 2014	2,387,368,552	$2,387,369	13,000	$13	7,000	$7	$15,858,134	$(25,151,264)	$-	$(6,905,742)

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statements of Cash Flows

(Unaudited)

	For the Three months	For the Three months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(audited)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(3,144,823)	$(359,754)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	105
Convertible notes issued for services		60,000
Amortization of discount on convertible debt	75,717	106,339
Accretion of original issue discount	3,735	1,139
(Gain)/Loss on settlement of debt	(19,373)	42,757
Loss on settlement of 3A(10) Program	12,388	-
Expenses Associated with Conversion feature of Preferred Stock	2,384,281	-
Derivative expense	-	142,137
Change in fair value of derivative liabilities	435,710	(54,465)
Common stock issued for interest	9,146	-
Changes in operating assets and liabilities:
Accounts payable	133,989	-
Accrued Dividends payable	(368,219)	-
Accrued expenses	76,863	(6,333)
		-
NET CASH USED IN OPERATING ACTIVITIES	(400,588)	(68,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary		(30,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued interest on notes payable converted	-	2,553
Interest expense to related party	305	463
Accrued Dividends on Series B and Series C Preferred stock	368,219	-
Proceeds from convertible debentures		92,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	368,524	95,016

NET CHANGE IN CASH	(32,064)	(3,059)

Cash at beginning of period	35,344	5,552

Cash at end of period	$3,280	$2,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Debt converted to common shares	$68,859	$33,000
Retirements through 3a(10) program	9,522

Debt discount recorded on convertible debt accounted for as a derivative liability		92,000

Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	3,735	1,139

Dividends accrued on Series B and Series C Preferred stock	(368,219)	-
Interest paid	-	-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Conexus CattleCorp.

September 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Plan of Operation

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

On April 15, 2014, the Company entered into a lease agreement (See Exhibit 10.1) for five tracts of property which will serve as a Corporate Headquarters and a cattle location. The rent is $60,000 annually, $15,000 paid on the 15th of April, July, October and January. During the three months ended September 30, 2014, the Company paid $15,000 of rent expense for this property. The lease has a one year term and expires on April 14, 2015.

We changed our corporate name to Conexus Cattle Corp. on June 10, 2014. Our mailing address is 242 West Main Street, Hendersonville, Tennessee 37075. Our telephone number is (888) 613-7164.  Our fiscal year end is June 30. Additional information about our company is available on our website at http://www.conexusco.com. The information on our website is not part of this report

Conexus Cattle Corp. is engaged in the early stages of establishing a new venture in the beef cattle production industry. In early 2014, we began to transition our prior primary business centered around precious metal exploration, under the then name of Brazil Gold Corp., into this new venture. As we examined various macro issues impacting natural resources, commodities and agriculture, we identified a significant business opportunity in beef cattle production. We have been able to team with executives who have many years of experience in all aspects of live animal agriculture. In connection with this venture, we changed our corporate name to Conexus Cattle Corp. in June 2014, reflecting our broader business interests.

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

Our object is to become one of the largest beef cattle operations in the United States on the basis of a shared economic model that provides regular and stable cash flow to contract cattlemen (landowners). We expect to benefit from economies of scale, efficiencies and operating leverage, which is not available to the small rancher. Further, we will largely limit our use of financial leverage to financing our highly liquid inventory - the cattle themselves - without bearing the capital cost of land acquisition and ownership.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2014.

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

The Company has no investment income.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) to five (5) years. Upon sale or retirement of furniture and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. During the quarter ended September 30, 2014, the Company retired all of its Property and Equipment which had been fully depreciated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2014 or 2013.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of September 30, 2014 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at September 30, 2014, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended September 30, 2014. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended September 30, 2014	For the Interim Period Ended September 30, 2013
Convertible debentures	12,668,554,333
		217,095
Stock options	1,154

Warrants issued with convertible debentures	-

Total potentially outstanding dilutive common shares	12,668,555,487	217,095

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the quarter then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4- Notes Receivable

The Company lent a prospective cattleman $12,000 to engage landowners. The Note is not interest bearing and is payable on demand. Half of the note was repaid subsequent to the Balance sheet date

Note 5 - Investment in Unconsolidated subsidiary- at cost

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

As of September 30, 2014, the Company had a total $55,000 investment in FAL.

Currently, the Company is not making installments and is evaluating future investment.

Note 6 – Property and Equipment

The Company had determined that the Property and Equipment no longer relates to the current model and therefore has been written off. It had been fully depreciated

Note 7 – Advances Payable

As of September 30, 2014, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

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

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative liabilities on conversion feature	$1,916,651	$-	$-	$1,916,651	$1,916,651

Total derivative liabilities	$1,916,651	$-	$-	$1,916,651	$1,916,651

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended September 30, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total

Balance, June 30, 2014	$1,662,416	$1,662,416
Purchases, issuances and settlements	(181,475)	(181,475)
Total gains or losses (realized/unrealized)
Included in net (income) loss	435,710	435,710
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2014	$1,916,551	$1,916,551

Note 9 –Notes Payable- Non-convertible

Between April 1, 2011 and June 24, 2011, an individual advanced the Company $77,884 in eight installments in the form of a promissory note.  That note was due on demand and bore interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes for services provided, previously recorded as accounts payable, totaling $105,380. The note with the individual investor was combined with these notes. The interest rate was changed to 1% per annum, and the notes mature on December 31, 2014

During the fiscal year ended June 30, 2014, approximately $65,000 of these notes were retired for issuance of common stock

During the quarter ended September 30, 201, approximately $9,500 of these notes were retired for issuance of common stock

With accrued interest included, the notes total $112,824 at September 30, 2014.

Note 10 – Convertible Debentures, net

Converted debentures to related parties consisted of the following:

	Balance at September 30, 2014	Balance at June 30, 2014

Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are past due	$53,790	$53,790
Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	5,000	5,000
Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due	2,110	2,110
Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due	6,000	6,000
Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	8,990	16,488
Note issued January 1, 2013 with no interest. Principal is currently past due	20,000	20,000
Note issued January 25, 2013 with no interest. Principal is currently past due	5,000	5,000
Note issued February 1, 2013 with no interest. Principal is past due	6,500	6,500
Note issued February 1, 2013 with no interest. Principal is currently past due	-	0
Note issued February 20, 2013 with no interest. Principal is past due	535	535
Note issued February 20, 2013 with no interest. Principal is currently past due	7,464	7,464
Note issued March 1, 2013 with no interest. Principal is past due	-	0
Note issued March 1, 2013 with no interest. Principal is currently past due	-	0
Note issued March 8, 2013 with no interest. Principal is past due	-	0
Note issued April 1, 2013 with no interest. Principal is currently past due	-	0
Note issued April 1, 2013 with no interest. Principal is past due	-	0
Note issued April 9, 2013 with no interest. Principal is past due	-	0
Note issued May 1, 2013 with no interest. Principal is past due	2,739	10,024
Note issued May 1, 2013 with no interest. Principal is currently past due	-	0
Note issued June 1, 2013 with no interest. Principal is past due	0	6,863
Note issued June 1, 2013 with no interest. Principal is currently past due	-	0
Note issued June 13, 2013 with no interest. Principal is past due	(0)	1,912
Note issued July 1, 2013 with no interest. Principal is past due	-	0
Note issued July 2, 2013 with no interest. Principal is past due	-	0
Note issued July 24, 2013 with no interest. Principal is past due	12,915	18,565
Note issued August 1, 2013 with no interest. Principal is past due	20,000	20,000
Note issued August 15, 2013 with no interest. Principal is pawt due	20,000	20,000
Note issued September 1, 2013 with no interest. Principal is past due	20,000	20,000
Note issued September 17, 2013 with 10% interest. Principal and interest are payable on September 30, 2014	25,000	25,000
Note issued October 1, 2013 with no interest. Principal is past due	6,497	9,493
Note issued October 16, 2013 with 10% interest. Principal and interest are currently past due	(0)	36,655
Note issued October 23, 2013 with 10% interest. Principal and interest are currently past due	45,000	45,000
Note issued November 1, 2013 with no interest. Principal is past due	3,512	3,512
Note issued November 5, 2013 with 10% interest. Principal and interest are payable on November 30, 2014	3,000	3,000
Note issued December 1, 2013 with no interest. Principal is payable on May 31, 2014	20,000	20,000
Note issued December 6, 2013 with 8% interest. Principal and interest are payable on November 30, 2014	5,000	5,000
Note issued December 19, 2013 with no interest. Principal is past due	7,500	7,500
Note issued January 1, 2014 with no interest. Principal is past due as of September 30, 2014	20,000	20,000
Note issued February 1, 2014 with no interest. Principal is past due at September 30, 2014	20,000	20,000
Note issued February 12, 2014 with 10% interest. Principal is past due	40,000	40,000
Note issued March 1, 2014 with no interest. Principal is past due at September 30, 2014	20,000	20,000
Note issued March 14, 2014 with no interest. Principal is past due	25,000	25,000
Note issued May 5, 2014 with 10% interest. Principal is payable on January 31, 2015	15,000	15,000
Note issued May 13, 2014 with 10% interest. Principal is payable on January 31, 2015	22,500	22,500
Note issued May 25, 2014 with 8% interest. Principal is payable on February 23, 2015	35,000	35,000
Note issued June 16, 2014 with 10% interest. Principal is payable on December 31, 2014	25,000	25,000

Total debt at September 30, 2014	589,052	657,911
Add: Accretion of Original Issue Discount	20,057	16,323
Less unamortized discount	(75,892)	(151,609)
Convertible debentures-net	533,218	522,625

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012 September 26, 2012, October 18, 2012, November 1, 2012, November 18, 2012 and December 1, 2012 notes are convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The January 1, 2013, January 25, 2013, February 1, 2013 $20,000, February 20, 2013, March 1, 2013 $20,000, March 8, 2013, April 1, 2013 $20,000, April 9, 2013, May 1, 2013 $20,000, June 1, 2013 $20,000, June 13, 2013, July 1, 2013, July 2, 2013, July 24, 2013, August 1, 2013, August 15, 2013, September 1, 2013, September 17, 2013, October 1, 2013, October 6, 2013, October 23, 2013, November 1, 2013, November 5, 2013, December 1, 2013, December 6, 2013, December 19, 2013, January 1, 2014, Febraury 1, 2014, February 20, 2014, March 1, 2014, March 4, 2014, May 5, 2014, May 13, 2014, May 25, 2014 and June 16, 2014 notes are convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the twenty (20) or thirty (30) trading days prior to conversion of the Notes.

Note 11- Liability for Conversion Feature of Preferred Shares

Upon the issuance of the Series B Preferred and the Series C Preferred for the Conexus Cattle acquisition (See Note 14 below), the owners of these securities were entitled to receive in total 95% of the common stock of the Company upon full conversion. Assuming full conversion, based on the common shares outstanding at the Balance Sheet date, there would be 47,747,371,030 shares, 37,747,371,030 more than the current authorized amount. Based on the stock price at September 30, 2014, $.0001, the total value of those shares would be $3,774,737. In accordance with Generally Accepted Accounting Principles, the Company recorded a liability for that amount on the Financial statements.

Note 12- Preferred Stock

Creation of Preferred Stock

On April 7, 2014, the Board of Directors of Conexus Cattle Corp. (then known as Brazil Gold Corp.) approved the designation of two new classes of Convertible Preferred Stock, through filing with the State of Nevada of Certificates of Designation authorizing the creation of 13,000 shares of Series B 8% Convertible Preferred Stock and 7,000 shares of Series C 8% Convertible Preferred Stock.

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

Issuance of Preferred Stock

We issued 6,500 shares of our Series B preferred stock to each of Stephen J. Price and Gerard Daignault for serving as officers and directors of our company, which shares were convertible into a total of 783,317,782 shares of our common stock, and we issued 3,500 shares of our series C preferred stock to each of ASC Recap and Adirondack Partners LLC upon entering into consulting agreements with us, which shares were convertible (subject to a 9.99% beneficial ownership limitation applicable to each holder) into a total of 361,531,282 shares of our common stock.

The issuance of the Series B Preferred Stock and Series C Preferred Stock set forth herein was not registered under the Securities Act of 1933, and was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

See Note 11 above for the potential dilution and liability associated with the issuance of these shares.

Forfeiture of dividends on Series B Preferred Stock and Series C Preferred Stock

During the current fiscal year, all holders of the Series B Preferred Stock and Series C Preferred Stock agreed to permanently forfeit the dividends for which they are entitled from issuance through the quarter ended March 31, 2015. For the fiscal year ended June 30, 2014, the Company had accrued divided payable of $368,219 on these securities. During the quarter ended September 30, 2014, this liability and the related charge to Additional Paid in Capital were reversed.

At September 30, 2014, the liability for Accrued dividends payable was $-0-.

Note 13 – Equity Purchase Agreement

Equity Purchase Agreement

On April 7, 2014 the Company entered into an Equity Purchase Agreement with ASC.  The following is a summary of the material terms of the Equity Purchase Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit to the April 11th Form 8-K and is incorporated herein by reference. Pursuant to the Equity Purchase Agreement the Company agreed to sell and ASC agreed to purchase up to $5,000,000 of the Company’s Common Stock at a price equal to ninety percent (90%) of the lowest closing price of the Company’s common stock on any trading day during the ten trading days immediately following the clearing date associated with the applicable put notice.  The Company also issued ASC a promissory note in the principal amount of $25,000 payable in six months. This note was subsequently cancelled and the parties agreed to reissue the Note upon the filing of the Registration statement associated with this Agreement.

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

During the current fiscals year, a majority of the shareholders amended ARTICLE FOUR of the Amended Articles of Incorporation of the Corporation in order to increase the number of shares of authorized capital stock to 10,010,000,000 shares, of which 10,000,000,000 shall be common stock and 10,000,000 shall be preferred stock of the Corporation, and (ii) effect a reverse stock split (the “ Reverse Stock Split ”) of our common stock at a ratio determined by our Board of Directors up to 1 for 1,000 such number consisting of only whole shares by filing with the Secretary of State of Nevada the Amended Articles of Incorporation.

Common Stock

During the three months ended September 30, 2014, the Company issued the following shares of common stock:

1,493,672,814 for the retirement of $68,858 of convertible debentures and $9,146 of related expenses

161,953,000 for the retirement of $9,522 of liabilities through the 3a10 program

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

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2012	500,000	$0.56	$0.56	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(500,00)	0.56	0.56	-	-

Balance, June 30, 2013 and 2014	-	$-	$-	$-	$-

and September 30, 2014

Note 15 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of Converible Debt

On November 3, 2014, the Company issued a promissory note  for $7,500 for previously unaccrued expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Financial Condition

At September 30, 2014, we had a working capital deficit of ($3,186,005), compared to a working capital deficit of ($3,055,697), at June 30, 2014.  At June 30, 2014, we had a working capital deficit of $3,055,697 (June 30, 2013: $1,016,191). At September 30, 2014, our assets consisted of cash of $3,280, Notes Receivable of $12,000, Inventory of $6,000 and Investment in Unconsolidated subsidiary of $55,000. Our assets as of June 30, 2014 consisted of cash of $35,344, Notes Receivable of $12,000, Inventory of $6,000 and Investment in Unconsolidated subsidiary of $55,000.

At September 30, 2014,our total current liabilities increased to $3,207,285. (from $3,109,042 at June 30, 2014) The increase was due to an increased derivative liability balance of $254,235, an increased balance of accounts payable $133,989 and an increased accrued expense balance of $76,863. This was partially offset by an decreased accrued dividend payable of $368,219 due to the forfeiture of the dividends on Preferred stock.

Since our existing cash balance is $3,280, we currently do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month and nine month periods ended September 30, 2014 and September 30, 2013

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended September 30, 2014, Compared To The Three Months Ended September 30, 2013

There were no revenues during the three months ending September 30, 2014 and the three months ended September 30, 2013.

For the three months ended September 30, 2014, operating expenses were $244,415 compared to $117,484 during the three months ended September 30, 2013.  The increase of $35,601 was principally due to the following:

Consulting expenses were $60,000 lower due to the termination of a consulting contract in March 2014;

Rent expense was $5,245 higher principally due to the $15,000 quarterly lease payment in Tennessee partially offset by reduced rent payable at our former New York City headquarters.;

Professional feels were $49,729 higher principally due to increased legal expenses associated with the Conexus Cattle merger

Compensation expense was $115,917 higher due to accrued salaries for Conexus Cattle personnel;

General and administrative expenses were $16,041 higher due principally to greater transfer agent fees and SEC filing fees

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended September 30, 2014 was $2,776,604 compared to a net loss applicable to common stockholders of $359,754 for the three months ended September 30, 2013.  The net loss per share was $0.00 for the three months ended September 30, 2014 compared to a net loss per share applicable to common stockholders of $0.00 three months ended September 30, 2013.

Included in the net loss applicable to common shareholders for the for the three months ended September 30, 2014 is $368,219 for the reversal of accrued dividends due to forfeiture.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2014.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None in the Current Fiscal Year except that reported in the Subsequent Events footnote to the attached financial statements in Item 1.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein.

Exhibit Number	Description

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

32.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th   day of November, 2014.

CONEXUS CATTLE CORP.

Date: November 10, 2014	By:	/s/ Steven Price
	Name:	Steven Price
	Title:	Director and Chief Executive Officer,

