Form 10-Q
period 2014-12-31
CONEXUS CATTLE CORP.
filed 2015-02-17
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No☒

Number of shares outstanding of the registrant’s class of common stock as of February 17, 2015:  2,978,983

2

PART I - FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

3

Conexus CattleCorp.

December 31, 2014 and 2013

Conexus Cattle Corp.

Consolidated Balance Sheets

	December 31, 2014	June 30, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$865	$35,344
Notes Receivable	12,000	12,000
Inventory	6,000	6,000
Prepaid expenses	-	-
Other current assets	-	-

Total Current Assets	18,865	53,344

NON-CURRENT ASSETS

Invesment in unconsolidated subsidiary- at cost	55,000	55,000

Property and equipment	-	1,524
Accumulated depreciation	-	(1,524)

Property and Equipment, net	-	-

Total Non-current asets	55,000	55,000

Total Assets	$73,865	$108,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$433,341	$299,351
Accrued expenses	393,714	91,449
Accrued Dividends payable	-	368,219
Advances payable	42,940	42,940
Derivative liability	1,793,250	1,662,416
Notes payable- Non-convertible	113,129	122,041
Convertible debentures, net	594,362	522,625

Total Current Liabilities	3,370,735	3,109,042

Liability for Conversion feature of Preferred Shares	-	1,390,456

Total Long-Term Liabilities	-	1,390,456

Total Liabilities	3,387,892	4,499,498

STOCKHOLDERS' DEFICIT:
Preferred stock Series B, $0.001 par value, 8% dividend: 13,000 shares authorized;
13,000 shares issued and outstanding at June 30, 2014
and June 30, 2013, respectively. Liquidation Preference of $13,000,000
and $13,239,342 at December 31, 2014 and June 30, 2014, respectively	13	13
Preferred stock Series C, $0.001 par value, 8% dividend: 7,000 shares authorized;
7,000 shares issued and outstanding at December 31, 2014
and June 30, 2014, respectively. Liquidation Preference of $7,000,000
and $7,128,877 at December 30, 2014 and June 30, 2014, respectively	7	7
Common stock at $0.001 par value: 10,000,000,000 shares authorized;
2,387,441 and 731,742 shares issued and outstanding at December 31, 2014
and June 30, 2014, respectively	2,387	732

Additional paid-in capital	18,243,115	17,614,535

Accumulated deficit	(21,542,392)	(22,006,441)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-

Total Stockholders' Deficit	(3,296,870)	(4,391,154)

Total Liabilities and Stockholders' Deficit	$73,865	$108,344

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2014	December 31, 2013

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	-	60,000
Rent Expense	-	2,279
Professional fees	114,212	8,825
Compensation	105,417	7,500
General and administrative expenses	542	85,167

Total operating expenses	220,171	163,771

LOSS FROM OPERATIONS	(220,171)	(163,771)

OTHER (INCOME) EXPENSE:
Derivative expense	-	-
Interest expense	69,095	194,218
(Gain)/Loss on settlement of debt	-	260,405
Total Payroll	-	-
Expenses Associated with Conversion feature of Preferred Stock	(3,774,737)	-
Change in fair value of derivative liability	(123,401)	(282,673)

Other (income) expense, net	(3,829,043)	171,951

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	3,608,872	(335,722)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	3,608,872	(335,722)

FORFEITURE OF ACCRUED DIVIDENDS BY PREFERRED HOLDERS	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$3,608,872	$(335,722)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$1.51	$(667.44)
Weighted average common shares outstanding
- basic and diluted	2,387,441	503

See accompanying notes to the financial statements.

Conexus Cattle Corp.

 Statements of Operations

(unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2014	December 31, 2013

NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	-	120,000
Rent Expense	21,270	18,304
Professional fees	178,971	26,355
Compensation	238,833	22,500
General and administrative expenses	25,512	94,096

Total operating expenses	464,586	281,255

LOSS FROM OPERATIONS	(464,586)	(281,255)

OTHER (INCOME) EXPENSE:
Derivative expense	-	142,137
Interest expense	156,498	306,059
(Gain)/Loss on settlement of debt	(19,373)	303,162
Total Payroll	12,388	-
Expenses Associated with Conversion feature of Preferred Stock	(1,390,456)	-
Change in fair value of derivative liability	312,308	(337,137)

Other (income) expense, net	(928,635)	414,221

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	464,048	(695,476)

INCOME TAX PROVISION	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	464,048	(695,476)

FORFEITURE OF ACCRUED DIVIDENDS BY PREFERRED HOLDERS	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$446,913	$(695,476)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$0.21	$(2,295.30)
Weighted average common shares outstanding
- basic and diluted	2,181,153	303

See accompanying notes to the financial statements.

Conexus Cattle Corp.

 Statement of Stockholders' Equity

For the Period from June 30, 2012 to December 31, 2014

(Unaudited)

									Accumulated Other
									Comprehensive
	Common Stock, $0.001 Par Value		Preferred Stock Series B, $0.001 Par Value		Preferred Stock Series C, $0.001 Par Value		Additional		Income (Loss)	Total
	Number of		Number of		Number of		Paid-in	Accumulated	Foreign Currency	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Translation Gain (Loss)	Deficit

Balance, June 30, 2010	36	$0					$759,099	$(2,448,263)	$5,531	$(1,683,633)

Common stock issued in settlement of Coach convertible debt	10	0					2,300,000			2,300,000

Common stock issued for consulting services and cash	1	0					19,800			19,800

Common stock issued for services	0	0					17,067			17,067

Settlement of related party debt and common stock compensation	1	0					141,750			141,750

Common stock issued for compensation	6	0					2,184,480			2,184,480

Beneficial conversion feature							59,702			59,702

Comprehensive income (loss):
Net loss								(3,304,621)		(3,304,621)
Foreign currency translation loss									(114)	(114)
Total comprehensive income (loss)										(3,304,735)

Balance, June 30, 2011	54	0	-	-	-	-	5,481,898	(5,752,884)	5,417	(265,569)

Common stock issued for services							49,817			49,817

Common stock issued with convertible debentures	0	0					36,000			36,000

Write off of foreign currency translation gain (loss)							5,417		(5,417)

Net loss								(456,352)		(456,352)

Balance, June 30, 2012	55	0	-	-	-	-	5,573,131	(6,209,236)	-	(636,105)

Common stock issued upon conversion of convertible debentures	74	0					293,999			293,999

Net loss								(859,010)		(859,010)

Balance, June 30, 2013	129	0	-	-	-	-	5,867,131	(7,068,246)	-	(1,201,115)

Common stock issued upon conversion of convertible debentures	556,086	556					1,937,891			1,938,447

Common stock issued for retirement of Accounts Payable	139,528	140					121,581			121,721

Common stock issued to Former CEO for conversion of outstanding debt	36,000	36					2,519,964			2,520,000

Issuance of Series B Preferred Stock to Management Team of Conexus Cattle			13,000	13			4,898,521			4,898,534

Issuance of Series C Preferred Stock for Consulting Services					7,000	7	2,637,665			2,637,672

Dividends accrued on Series B and Series C preferred stock							(368,219)			(368,219)

Net loss								(14,938,195)		(14,938,195)

Balance, June 30, 2014	731,743	732	13,000	13	7,000	7	17,614,535	(22,006,441)	-	(4,391,154)

Common stock issued upon conversion of convertible debentures	1,493,673	1,494					238,612			240,106

Common stock issued for retirement of Accounts Payable	161,953	162					21,749			21,911

Forfeiture of accrued dividends by preferred shareholders							368,219			368,219

Issuance of fractional shares associated with the reverse split	72	0								0

Net loss								464,048		464,048

Balance December 31, 2014	2,387,441	$2,387	13,000	$13	7,000	$7	$18,243,115	$(21,542,392)	$-	$(3,296,870)

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statements of Cash Flows

(Unaudited)

	For the Six months	For the Six months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(audited)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$464,048	$(695,476)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	192
Convertible notes issued for services		170,000
Amortization of discount on convertible debt	134,181	291,709
Accretion of original issue discount	6,414	5,952
(Gain)/Loss on settlement of debt	(19,373)	303,162
Loss on settlement of 3A(10) Program	12,388	-
Expenses Associated with Conversion feature of Preferred Stock	(1,390,456)	-
Stock based compensation
Derivative expense	-	142,137
Change in fair value of derivative liabilities	312,308	(337,137)
Common stock issued for legal fees and other expenses	9,146	-
Changes in operating assets and liabilities:		-
Notes Receivable	-	-
Inventory	-	-
Prepaid expenses	-	-
Other current assets	-
Accounts payable	133,989	-
Accrued payroll taxes	0
Accrued Dividends payable	(368,219)	-
Accrued expenses	302,265	(2,773)
		-
NET CASH USED IN OPERATING ACTIVITIES	(403,308)	(122,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary		(45,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued interest on notes payable converted	-	2,564
Interest expense to related party	610	927
Accrued Dividends forfeited on Series B and Series C Preferred stock	368,219
Proceeds from convertible debentures		158,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	368,829	162,341

NET CHANGE IN CASH	(34,479)	(4,893)

Cash at beginning of period	35,344	5,552

Cash at end of period	$865	$659

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Debt converted to common shares	$68,859	$33,000
Retirements through 3a(10) program	9,522

Debt discount recorded on convertible debt accounted for as a derivative liability	-	158,850

Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	6,414	5,952

Dividends accrued on Series B and Series C Preferred stock	(368,219)	-
Interest paid	-	-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Conexus CattleCorp.

December 31, 2014 and 2013

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

On April 15, 2014, the Company entered into a lease agreement (See Exhibit 10.1) for five tracts of property which will serve as a Corporate Headquarters and a cattle location. The rent is $60,000 annually, $15,000 paid on the 15th of April, July, October and January. During the six months ended December 31, 2014, the Company paid $15,000 of rent expense for this property. During the most recent quarter, the lease was put in abeyance subject to future renegotiation. At this time, there is no liability recorded by the Company for the use of this property.

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

Basis of Presentation - Unaudited Interim Financial Information

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

Level 3 Financial Liabilities - Derivative Warrant Liabilities

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

The Company has no investment income.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) to five (5) years. Upon sale or retirement of furniture and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. During the quarter ended December 31, 2014, the Company retired all of its Property and Equipment which had been fully depreciated.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2014 or 2013.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of December 31, 2014 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at December 31, 2014, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended December 31, 2014. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended December 31, 2014	For the Interim Period Ended December 31, 2013
Convertible debentures	12,668,554
		217,095
Stock options	1

Warrants issued with convertible debentures	-

Total potentially outstanding dilutive common shares	12,668,555	217,095

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

Note 3 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the quarter then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2014, the Company had a total $55,000 investment in FAL.

Currently, the Company is not making installments and is evaluating future investment.

Note 6 - Property and Equipment

The Company had determined that the Property and Equipment no longer relates to the current model and therefore has been written off. It had been fully depreciated

Note 7 - Advances Payable

As of December 31, 2014, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

Note 8 - Derivative Financial Instruments

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

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative liabilities on conversion feature	$1,793,250	$-	$-	$1,793,250	$1,793,250

Total derivative liabilities	$1,793,250	$-	$-	$1,793,250	$1,793,250

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended December 31, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total

Balance, June 30, 2014	$1,662,416	$1,662,416
Purchases, issuances and settlements	(181,475)	(181,475)
Total gains or losses (realized/unrealized)
Included in net (income) loss	312,308	312,308
Included in other comprehensive income	-	-
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2014	$1,793,250	$1,793,250

Note 9 -Notes Payable- Non-convertible

Between April 1, 2011 and June 24, 2011, an individual advanced the Company $77,884 in eight installments in the form of a promissory note.  That note was due on demand and bore interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes for services provided, previously recorded as accounts payable, totaling $105,380. The note with the individual investor was combined with these notes. The interest rate was changed to 1% per annum, and the notes mature on December 31, 2014. On that date, the Notes were extended for an indefinite timeframe without additional consideration.

During the fiscal year ended June 30, 2014, approximately $65,000 of these notes were retired for issuance of common stock

During the six months ended December 31, 2014, approximately $9,500 of these notes were retired for issuance of common stock

With accrued interest included, the notes total $113,129 at December 31, 2014.

Note 10 - Convertible Debentures, net

Converted debentures to related parties consisted of the following:

	Balance at December 31, 2014	Balance at June 30, 2014

Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are past due	$53,790	$53,790
Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	5,000	5,000
Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due	2,110	2,110
Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due	6,000	6,000
Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	8,990	16,488
Note issued January 1, 2013 with no interest. Principal is currently past due	20,000	20,000
Note issued January 25, 2013 with no interest. Principal is currently past due	5,000	5,000
Note issued February 1, 2013 with no interest. Principal is past due	6,500	6,500
Note issued February 1, 2013 with no interest. Principal is currently past due	-	0
Note issued February 20, 2013 with no interest. Principal is past due	535	535
Note issued February 20, 2013 with no interest. Principal is currently past due	7,464	7,464
Note issued March 1, 2013 with no interest. Principal is past due	-	0
Note issued March 1, 2013 with no interest. Principal is currently past due	-	0
Note issued March 8, 2013 with no interest. Principal is past due	-	0
Note issued April 1, 2013 with no interest. Principal is currently past due	-	0
Note issued April 1, 2013 with no interest. Principal is past due	-	0
Note issued April 9, 2013 with no interest. Principal is past due	-	0
Note issued May 1, 2013 with no interest. Principal is past due	2,739	10,024
Note issued May 1, 2013 with no interest. Principal is currently past due	-	0
Note issued June 1, 2013 with no interest. Principal is past due	0	6,863
Note issued June 1, 2013 with no interest. Principal is currently past due	-	0
Note issued June 13, 2013 with no interest. Principal is past due	(0)	1,912
Note issued July 1, 2013 with no interest. Principal is past due	-	0
Note issued July 2, 2013 with no interest. Principal is past due	-	0
Note issued July 24, 2013 with no interest. Principal is past due	12,915	18,565
Note issued August 1, 2013 with no interest. Principal is past due	20,000	20,000
Note issued August 15, 2013 with no interest. Principal is past due	20,000	20,000
Note issued September 1, 2013 with no interest. Principal is past due	20,000	20,000
Note issued September 17, 2013 with 10% interest. Principal and interest are due at December 31, 2014	25,000	25,000
Note issued October 1, 2013 with no interest. Principal is past due	6,497	9,493
Note issued October 16, 2013 with 10% interest. Principal and interest are currently past due	(0)	36,655
Note issued October 23, 2013 with 10% interest. Principal and interest are currently past due	45,000	45,000
Note issued November 1, 2013 with no interest. Principal is past due	3,512	3,512
Note issued November 5, 2013 with 10% interest. Principal and interest are past due	3,000	3,000
Note issued December 1, 2013 with no interest. Principal is past due	20,000	20,000
Note issued December 6, 2013 with 8% interest. Principal and interest are past due	5,000	5,000
Note issued December 19, 2013 with no interest. Principal is past due	7,500	7,500
Note issued January 1, 2014 with no interest. Principal is past due	20,000	20,000
Note issued February 1, 2014 with no interest. Principal is past due a	20,000	20,000
Note issued February 12, 2014 with 10% interest. Principal is past due	40,000	40,000
Note issued March 1, 2014 with no interest. Principal is past due	20,000	20,000
Note issued March 14, 2014 with no interest. Principal is past due	25,000	25,000
Note issued May 5, 2014 with 10% interest. Principal is payable on January 31, 2015	15,000	15,000
Note issued May 13, 2014 with 10% interest. Principal is payable on January 31, 2015	22,500	22,500
Note issued May 25, 2014 with 8% interest. Principal is payable on February 23, 2015	35,000	35,000
Note issued June 16, 2014 with 10% interest. Principal is due on December 31, 2014	25,000	25,000

Total debt at December 31, 2014	589,052	657,911
Add: Accretion of Original Issue Discount	22,737	16,323
Less unamortized discount	(17,427)	(151,609)
Convertible debentures-net	594,362	522,625

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

The Note issued on November 3, 2014 which was recorded as a subsequent event in our prior Form 10-Q was cancelled by agreement between the Company and the Investor.

Note 11- Liability for Conversion Feature of Preferred Shares

Upon the issuance of the Series B Preferred and the Series C Preferred for the Conexus Cattle acquisition (See Note 14 below), the owners of these securities were entitled to receive in total 95% of the common stock of the Company upon full conversion. Assuming full conversion, based on the common shares outstanding at June 30, 2014, there would be 14,634,854,750 shares, 4,634,854,750 more than the current authorized amount. Based on the stock price at June 30, 2014, $.0003, $.30 split adjusted, the total value of those shares would be $1,390,456. In accordance with Generally Accepted Accounting Principles, the Company recorded a liability for that amount on the Financial statements at that time.

Concurrent with the 1:1000 reverse split on January 12, 2015 (See Note 15 below), the share count was reduced from approximately 2.4 billion to 2.4 million. However, the authorized shares remained the same. Since there were now ample shares of common stock to be issued on conversion, this Liability was eliminated at December 31, 2014

Note 12- Preferred Stock

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

Forfeiture of dividends on Series B Preferred Stock and Series C Preferred Stock

During the current fiscal year, all holders of the Series B Preferred Stock and Series C Preferred Stock agreed to permanently forfeit the dividends for which they are entitled from issuance through the quarter ended March 31, 2015. For the fiscal year ended June 30, 2014, the Company had accrued divided payable of $368,219 on these securities. During the six months ended December 31, 2014, this liability and the related charge to Additional Paid in Capital were reversed.

At December 31, 2014, the liability for Accrued dividends payable was $-0-.

Note 13 - Equity Purchase Agreement

Equity Purchase Agreement

On April 7, 2014 the Company entered into an Equity Purchase Agreement with ASC.  The following is a summary of the material terms of the Equity Purchase Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit to the April 11 th Form 8-K and is incorporated herein by reference. Pursuant to the Equity Purchase Agreement the Company agreed to sell and ASC agreed to purchase up to $5,000,000 of the Company’s Common Stock at a price equal to ninety percent (90%) of the lowest closing price of the Company’s common stock on any trading day during the ten trading days immediately following the clearing date associated with the applicable put notice.  The Company also issued ASC a promissory note in the principal amount of $25,000 payable in six months. This note was subsequently cancelled and the parties agreed to reissue the Note upon the filing of the Registration statement associated with this Agreement.

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

Note 14 - Stockholders’ Deficit

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

Common Stock

During the six months ended December 31, 2014, the Company issued the following shares of common stock:

1,493,673 for the retirement of $68,858 of convertible debentures and $9,146 of related expenses

161,953 for the retirement of $9,522 of liabilities through the 3a10 program

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

January 7, 2010 Issuance

On January 7, 2010, the board approved and granted options for employees to purchase 2,750 shares of the Company's common stock with exercise price at $560 per share expiring two (2) years from the date of grant exercisable, in whole or in part, according to the following vesting schedule:

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

July 1, 2010 Issuance

On July 1, 2010, the board approved and granted options for a director to purchase 500 shares of the Company's common stock with exercise price at $560 per share expiring two (2) years from the date of grant exercisable, in whole or in part, according to the following vesting schedule:

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

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2012	500	$560	$560	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(500)	560	560	-	-

Balance, June 30, 2013 and 2014 and December 31, 2014	-	$-	$-	$-	$-

Note 15 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of Common stock

The Company issued 591,542 shares for the conversion of $3,975 of convertible debt and $2,377 of associated fees.

Reverse split

As disclosed in our definitive Information Statement on Schedule 14C as filed with the Securities and Exchange Commission on December 16, 2014, the board of directors and majority stockholder of our company approved a Certificate of Amendment to our Certificate of Incorporation to:

•	effect a reverse stock split of our outstanding common stock on the basis of one for one thousand (1:1,000).

The effective date of this action is January 12, 2015. Our CUSIP number will change to 207146101. The name change/reverse split will take effect at the open of business 1/12/2015. The new symbol will be BRZGD. On February 9, 2015, our symbol became CNXS.

As a result of the reverse stock split, each 1,000 shares of our common stock issued and outstanding, or held as treasury shares, immediately prior to the effective date of the reverse stock split becomes one share of our common stock on the effective date of the reverse stock split. No fractional shares of common stock will be issued to any shareholder in connection with the reverse stock split and all fractional shares which might otherwise be issuable as a result of the reverse stock split will be rounded up to the nearest whole share.

Please see our 8-K of January 9, 2015 filed with the SEC for more detail.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Financial Condition

At December 31, 2014, we had a working capital deficit of ($3,351,870), compared to a working capital deficit of ($3,055,697), at June 30, 2014.  . At December 31, 2014, our assets consisted of cash of $865, Notes Receivable of $12,000, Inventory of $6,000 and Investment in Unconsolidated subsidiary of $55,000. Our assets as of June 30, 2014 consisted of cash of $35,344, Notes Receivable of $12,000, Inventory of $6,000 and Investment in Unconsolidated subsidiary of $55,000.

At December 31, 2014,our total current liabilities increased to $3,370,735 from $3,109,042 at June 30, 2014. The increase was due to an increased derivative liability balance of $130,834, an increased balance of accounts payable $133,989 and an increased accrued expense balance of $302,265. This was partially offset by an decreased accrued dividend payable of $368,219 due to the forfeiture of the dividends on Preferred stock.

Since our existing cash balance is $865, we currently do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month and nine month periods ended December 31, 2014 and December 31, 2013

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended December 31, 2014, Compared To The Three Months Ended December 31, 2013

Revenues

There were no revenues during the three months ending December 31, 2014 and the three months ended December 31, 2013.

Operating Expenses

For the three months ended December 31, 2014, operating expenses were $220,171 compared to $163,771 during the three months ended December 31, 2013.  The increase of $56,400 was principally due to the following:

Consulting expenses were $60,000 lower due to the termination of a consulting contract in March 2014;

Rent expense was $2,279 lower principally due to rent payable at our former New York City headquarters.;

Professional fees were $105,387 higher principally due to substantially greater legal fees during the current period.

Compensation expense was $97,917 higher due to accrued salaries for Conexus Cattle personnel;

General and administrative expenses were $84,625 lower due principally to fees associated with the Company’s 3a10 program incurred in the second fiscal quarter of the prior year.

Other Income (Expense)

For the three months ended December 31, 2014, Other (Income) Expense was ($3,829,043) compared to $171,951 during the three months ended December 31, 2013.  The change of ($4,000,994) was principally due to the following:

a.	The elimination of the expense associated with the Conversion feature of Preferred stock of $3,774,737 due to the reverse split. See Note 11 above
b.	There were no conversions of convertible debt during the current quarter. In the same quarter during the prior fiscal year, the Company incurred $260,405 of such losses
c.	Interest expense was $125,123 lower due to reduced amortization of debt discounts as a result of fewer debt issuances.
d.	The change in the fair market value of the derivative liability was $159,271 less due to reduced variability in the stock price.

Net Income (loss) applicable to common shareholders

The net income applicable to common shareholders for the three months ended December 31, 2014 was $3,608,872 compared to a net loss applicable to common stockholders of ($335,722) for the three months ended December 31, 2013.  The net income (loss) per share was $1.51 for the three months ended December 31, 2014 compared to a net loss per share applicable to common stockholders of $667.44 for the three months ended December 31, 2013.

Included in the net loss applicable to common shareholders for the for the three months ended December 31, 2014 is $368,219 for the reversal of accrued dividends due to forfeiture.

For The Six Months Ended December 31, 2014, Compared To The Six Months Ended December 31, 2013

Revenues

There were no revenues during the three months ending December 31, 2014 and the three months ended December 31, 2013.

Operating Expenses

For the six months ended December 31, 2014, operating expenses were $464,586 compared to $281,255 during the six months ended December 31, 2013.  The increase of $183,331 was principally due to the following:

Consulting expenses were $120,000 lower due to the termination of a consulting contract in March 2014;

Rent expense was $2,966 higher principally due to the $15,000 quarterly lease payment in Tennessee partially offset by reduced rent payable at our former New York City headquarters.;

Professional fees were $152,616 higher principally due to substantially greater legal fees during the current period.

Compensation expense was $216,333 higher due to accrued salaries for Conexus Cattle personnel;

General and administrative expenses were $68,584 lower due principally to fees associated with the Company’s 3a10 program incurred in the second fiscal quarter of the prior year.

Other Income (Expense)

For the six months ended December 31, 2014, Other (Income) Expense was ($928,635) compared to $414,221 during the three months ended December 31, 2013.  The change of ($1,342,856) was principally due to the following:

a.	The elimination of the expense associated with the Conversion feature of Preferred stock of $1,390,456 due to the reverse split. See Note 11 above
b.	There were fewer debt conversions in the current fiscal year resulting in a lower loss by $322,536.
c.	Interest expense was $149,561 lower due to reduced amortization of debt discounts as a result of fewer debt issuances.
d.	The change in the fair market value of the derivative liability was $649,445 less due to reduced variability in the stock price.

Net Income (loss) applicable to common shareholders

The net income applicable to common shareholders for the six months ended December 31, 2014 was $3,591,715 compared to a net loss applicable to common stockholders of ($335,722) for the six months ended December 31, 2013.  The net income (loss) per share was $.20 for the six months ended December 31, 2014 compared to a net loss per share applicable to common stockholders of $2,295.30 for the six months ended December 31, 2013.

Included in the net loss applicable to common shareholders for the for the three months ended December 31, 2014 is $368,219 for the reversal of accrued dividends due to forfeiture.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended December 31, 2014.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None besides those disclosed in Statement of cash flows above

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th   day of November, 2015.

CONEXUS CATTLE CORP.

Date: February 17, 2015	By:	/s/ Steven Price
	Name:	Steven Price
	Title:	Director and Chief Executive Officer,

