Form 10-Q
period 2015-03-31
CONEXUS CATTLE CORP.
filed 2015-05-08
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

Number of shares outstanding of the registrant’s class of common stock as of May 8, 2015:  13,380,438

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Conexus Cattle Corp.

March 31, 2015 and 2014

Conexus Cattle Corp.

Consolidated Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$352	$35,344
Notes Receivable	12,000	12,000
Inventory	6,000	6,000
Total Current Assets	18,352	53,344

NON-CURRENT ASSETS
Investment in unconsolidated subsidiary- at cost	55,000	55,000

Property and equipment	-	1,524
Accumulated depreciation	-	(1,524)
Property and Equipment, net	-	-

Total Non-current assets	55,000	55,000

Total Assets	$73,352	$108,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$433,341	$299,351
Accrued expenses	598,249	91,449
Accrued Dividends payable	-	368,219
Advances payable	42,940	42,940
Derivative liability	1,693,240	1,662,416
Notes payable- Non-convertible	113,412	122,041
Convertible debentures, net	679,499	522,625
Total Current Liabilities	3,560,680	3,109,042

Liability for Conversion feature of Preferred Shares	-	1,390,456
Total Long-Term Liabilities	-	1,390,456

Total Liabilities	3,560,680	4,499,498

STOCKHOLDERS' DEFICIT:
Preferred stock Series B, $0.001 par value, 8% dividend: 13,000 shares authorized; 13,000 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively. Liquidation Preference of $13,000,000 and $13,239,342 at March 31, 2015 and June 30, 2014, respectively	13	13
Preferred stock Series C, $0.001 par value, 8% dividend: 7,000 shares authorized; 7,000 and 7,000 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively. Liquidation Preference of $7,000,000 and $7,128,877 at March 31, 2015 and June 30, 2014, respectively	7	7
Common stock at $0.001 par value: 10,000,000,000 shares authorized; 6,241,096 and 731,742 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	6,241	732
Additional paid-in capital	16,954,813	17,614,535
Accumulated deficit	(21,767,235)	(22,006,441)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-

Total Stockholders' Deficit	(3,487,328)	(4,391,154)

Total Liabilities and Stockholders' Deficit	$73,352	$108,344

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	50,000	60,000
Rent Expense	25,478	6,831
Professional fees	60,780	22,750
Compensation	105,417	30,725
General and administrative expenses	28,996	6,406

Total operating expenses	270,671	126,712

LOSS FROM OPERATIONS	(270,671)	(126,712)

OTHER (INCOME) EXPENSE:
Derivative expense	137,394	74,644
Interest expense	123,841	212,600
(Gain)/Loss on settlement of debt	(65,412)	2,815,382
Change in fair value of derivative liability	(258,809)	309,151

Other (income) expense, net	(62,986)	3,411,778

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(207,685)	(3,538,490)

INCOME TAX PROVISION	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(207,685)	$(3,538,490)

FORFEITURE OF ACCRUED DIVIDENDS BY PREFERRED HOLDERS	-	-
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(207,685)	$(3,538,490)
NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.06)	$(295.05)
Weighted average common shares outstanding
- basic and diluted	3,487,606	11,993

See accompanying notes to the financial statements.

Conexus Cattle Corp.

 Statements of Operations

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2015	March 31, 2014
NET REVENUES	$-	$-

OPERATING EXPENSES:
Consulting fees	50,000	180,000
Rent Expense	61,748	25,135
Professional fees	239,751	49,105
Compensation	344,250	53,225
General and administrative expenses	56,666	100,503

Total operating expenses	752,415	407,968

LOSS FROM OPERATIONS	(752,415)	(407,968)

OTHER (INCOME) EXPENSE:
Derivative expense	137,394	216,780
Interest expense	280,340	518,660
(Gain)/Loss on settlement of debt	(84,785)	3,118,545
Loss on 3a10 program	12,388
Expenses Associated with Conversion feature of Preferred Stock	(1,390,456)	-
Change in fair value of derivative liability	53,500	(27,986)

Other (income) expense, net	(991,621)	3,825,998

GAIN (LOSS) FROM OPERATIONS
BEFORE INCOME TAX PROVISION	239,206	(4,233,966)

INCOME TAX PROVISION	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	239,206	(4,233,966)

FORFEITURE OF ACCRUED DIVIDENDS BY PREFERRED HOLDERS	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$239,206	$(4,233,966)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$0.09	$(118.17)
Weighted average common shares outstanding
basic and diluted	2,610,280	35,830

See accompanying notes to the financial statements.

Conexus Cattle Corp.

 Statement of Stockholders' Equity

For the Period from June 30, 2012 to March 31, 2015

(Unaudited)

	Common Stock, $0.001 Par Value		Preferred Stock Series B, $0.001 Par Value		Preferred Stock Series C, $0.001 Par Value		Additional Paid-in Capital
	Number of Shares		Number of Shares		Number of Shares			Accumulated Deficit
		Amount		Amount		Amount

Balance, June 30, 2012	55	-	-	-	-	-	5,573,131	(6,209,236)
Common stock issued upon conversion of convertible debentures	74	-	-	-	-	-	293,999	-
Net loss	-	-	-	-	-	-	-	(859,010)
Balance, June 30, 2013	129	-	-	-	-	-	5,867,131	(7,068,246)
Common stock issued upon conversion of convertible debentures	556,086	556	-	-	-	-	1,937,891	-
Common stock issued for retirement of Accounts Payable	139,528	140	-	-	-	-	121,581	-
Common stock issued to Former CEO for conversion of outstanding debt	36,000	36	-	-	-	-	2,519,964	-
Issuance of Series B Preferred Stock to Management Team of Conexus Cattle	-	-	13,000	13	-	-	4,898,521	-
Issuance of Series C Preferred Stock for Consulting Services	-	-	-	-	7,000	7	2,637,665	-
Dividends accrued on Series B and Series C preferred stock	-	-	-	-	-	-	(368,219)	-
Net loss	-	-	-	-	-	-	-	(14,938,195)
Balance, June 30, 2014	731,743	732	13,000	13	7,000	7	17,614,535	(22,006,441)
Common stock issued upon conversion of convertible debentures	5,347,328	5,347	-	-	-	-	269,143	-
Common stock issued for retirement of Accounts Payable	161,953	162	-	-	-	-	21,749	-
Forfeiture of accrued dividends by preferred shareholders	-	-	-	-	-	-	368,219	-
Issuance of fractional shares associated with the reverse split	72	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	-	239,206
Balance March 31, 2015	6,241,096	$6,241	13,000	$13	7,000	$7	16,954,813	$(21,767,235)

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statements of Cash Flows

(Unaudited)

	For the Nine months	For the Nine months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$239,206	$(4,233,966)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	192
Convertible notes issued for services		170,000
Amortization of discount on convertible debt	246,521	291,709
Accretion of original issue discount	7,677	5,952
(Gain)/Loss on settlement of debt	(25,391)	303,162
Loss on settlement of 3A(10) Program	12,388	-
Expenses Associated with Conversion feature of Preferred Stock	(1,390,456)	-
Derivative expense	137,394	142,137
Change in fair value of derivative liabilities	54,979	(337,137)
Common stock issued for interest and expenses associated with interest	16,403	-
Changes in operating assets and liabilities:
Notes Receivable	-	-
Inventory	-	-
Prepaid expenses	-	-
Other current assets	-	-
Accounts payable	133,989	-
Accrued payroll taxes	-	-
Accrued Dividends payable	(368,219)	-
Accrued expenses	506,800	(2,773)
NET CASH USED IN OPERATING ACTIVITIES	(489,583)	(3,660,724)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary	-	(45,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(45,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued interest on notes payable converted	-	2,564
Interest expense to related party	893	927
Accrued Dividends forfeited on Series B and Series C Preferred stock	368,219	-
Proceeds from convertible debentures	85,478	158,850
NET CASH PROVIDED BY FINANCING ACTIVITIES	454,590	162,341
NET CHANGE IN CASH	(34,993)	(3,543,384)
Cash at beginning of period	35,344	5,552
Cash at end of period	$352	$(3,537,831)
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Debt converted to common shares	$68,859	$141,089
Retirements through 3a(10) program	9,522	-
Debt discount recorded on convertible debt accounted for as a derivative liability	85,478	158,850
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	-	5,952
Dividends accrued on Series B and Series C Preferred stock	(368,219)	-
Interest paid	-	-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Conexus CattleCorp.

March 31, 2015 and 2014

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

•

entry into consulting agreements with ASC Recap and Adirondack Partners LLC to provide advisory services to our company in exchange for shares of our Series C preferred stock. During the quarter ended March 31, 2015, the Series C Preferred owned by ASC Recap was transferred to Adirondack Partners for de minimis consideration. See Note 12 to the Financial Statements;

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

On April 15, 2014, the Company entered into a lease agreement (See Exhibit 10.1) for five tracts of property which will serve as a Corporate Headquarters and a cattle location. The rent is $60,000 annually, $15,000 paid on the 15th of April, July, October and January. During the six months ended March 31, 2015, the Company paid $15,000 of rent expense for this property. During the quarter ended December 31, 2014, the lease was put in abeyance subject to future renegotiation. At this time, there is no liability recorded by the Company for the use of this property.

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

The Company has no investment income.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) to five (5) years. Upon sale or retirement of furniture and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. During the quarter ended March 31, 2015, the Company retired all of its Property and Equipment which had been fully depreciated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2015 or 2013.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of March 31, 2015 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company’s balance sheet at March 31, 2015, and has not recognized interest and/or penalties in the accompanying statement of operations for the nine months ended March 31, 2015. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2015		For the Interim Period Ended March 31, 2014
Convertible debentures	2,493,942	*	629,340

Stock options	1		1

Warrants issued with convertible debentures	-

Total potentially outstanding dilutive common shares	2,493,943		629,341

*- Maximum ownership is predicated upon 9.99% of outstanding shares at March 31, 2015 per contractual limitation of four holders.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the quarter then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2015, the Company had a total $55,000 investment in FAL.

Currently, the Company is not making installments and is evaluating future investment.

Note 6 - Property and Equipment

The Company had determined that the Property and Equipment no longer relates to the current model and therefore has been written off. It had been fully depreciated

Note 7 - Advances Payable

As of March 31, 2015, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement.  These balances are non-interest bearing and due on demand.

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

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,693,240	$-	$-	$1,693,240	$1,693,240

Total derivative liabilities	$1,693,240	$-	$-	$1,693,240	$1,693,240

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended March 31, 2015:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total

Balance, June 30, 2014	$1,662,416	$1,662,416
Purchases, issuances and settlements	(245,548)	(245,548)
Total gains or losses (realized/unrealized)
Included in net (income) loss	276,372	276,372
Included in other comprehensive income		-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2015	$1,693,240	$1,693,240

Note 9 -Notes Payable- Non-convertible

Between April 1, 2011 and June 24, 2011, an individual advanced the Company $77,884 in eight installments in the form of a promissory note.  That note was due on demand and bore interest at 8% per annum.  On November 8, 2012, the Company issued promissory notes for services provided, previously recorded as accounts payable, totaling $105,380. The note with the individual investor was combined with these notes. The interest rate was changed to 1% per annum, and the notes mature on March 31, 2015. On that date, the Notes were extended for an indefinite timeframe without additional consideration.

During the fiscal year ended June 30, 2014, approximately $65,000 of these notes were retired for issuance of common stock

During the nine months ended March 31, 2015, approximately $9,500 of these notes were retired for issuance of common stock

With accrued interest included, the notes total $113,412 at March 31, 2015.

Note 10 - Convertible Debentures, net

Converted debentures to related parties consisted of the following:

	Balance at March 31, 2015	Balance at June 30, 2014

Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are past due	$53,790	$53,790
Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	5,000	5,000
Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are currently past due	2,110	2,110
Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are currently past due	6,000	6,000
Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are currently past due	-	20,000
Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are currently past due	20,000	20,000
Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are currently past due	16,488	16,488
Note issued January 1, 2013 with no interest. Principal is currently past due	20,000	20,000
Note issued January 25, 2013 with no interest. Principal is currently past due	5,000	5,000
Note issued February 1, 2013 with no interest. Principal is past due	6,500	6,500
Note issued February 20, 2013 with no interest. Principal is past due	535	535
Note issued February 20, 2013 with no interest. Principal is currently past due	7,464	7,464
Note issued May 1, 2013 with no interest. Principal is past due	10,024	10,024
Note issued June 1, 2013 with no interest. Principal is past due	8,775	6,863
Note issued June 13, 2013 with no interest. Principal is past due	-	1,912
Note issued July 1, 2013 with no interest. Principal is past due	-	-
Note issued July 2, 2013 with no interest. Principal is past due	-	-
Note issued July 24, 2013 with no interest. Principal is past due	18,265	18,565
Note issued August 1, 2013 with no interest. Principal is past due	20,000	20,000
Note issued August 15, 2013 with no interest. Principal is past due	20,000	20,000
Note issued September 1, 2013 with no interest. Principal is past due	20,000	20,000
Note issued September 17, 2013 with 10% interest. Principal and interest are payable on September 30, 2014	25,000	25,000
Note issued October 1, 2013 with no interest. Principal is past due	9,493	9,493
Note issued October 16, 2013 with 10% interest. Principal and interest are currently past due	36,655	36,655
Note issued October 23, 2013 with 10% interest. Principal and interest are currently past due	40,967	45,000
Note issued November 1, 2013 with no interest. Principal is past due	3,512	3,512
Note issued November 5, 2013 with 10% interest. Principal and interest are payable on November 30, 2014	3,000	3,000
Note issued December 1, 2013 with no interest. Principal is payable on May 31, 2014	20,000	20,000
Note issued December 6, 2013 with 8% interest. Principal and interest are payable on November 30, 2014	3,037	5,000
Note issued December 19, 2013 with no interest. Principal is past due	7,500	7,500
Note issued January 1, 2014 with no interest. Principal is past due as of September 30, 2014	20,000	20,000
Note issued February 1, 2014 with no interest. Principal is past due at September 30, 2014	20,000	20,000
Note issued February 12, 2014 with 10% interest. Principal is past due	40,000	40,000
Note issued March 1, 2014 with no interest. Principal is past due at September 30, 2014	20,000	20,000
Note issued March 14, 2014 with no interest. Principal is past due	25,000	25,000
Note issued May 5, 2014 with 10% interest. Principal is payable on January 31, 2015	14,755	15,000
Note issued May 13, 2014 with 10% interest. Principal is Past due	22,500	22,500
Note issued May 25, 2014 with 8% interest. Principal is past due	33,075	35,000
Note issued June 16, 2014 with 10% interest. Principal is past due	25,000	25,000
Note issued January 2, 2015 with 10% interest. Principal is payable on May 31, 2015	7,500	-
Note issued January 2, 2015 with 10% interest. Principal is payable on September 30, 2015	25,478	-
Note issued January 2, 2015 with 10% interest. Principal is payable on June 30, 2015	2,500	-
Note issued January 15, 2015 with 10% interest. Principal is payable on July 31, 2015	10,000	-
Note issued February 1, 2015 with 10% interest. Principal is payable on August 31, 2015	20,000	-
Note issued March 1, 2015 with 10% interest. Principal is payable on September 30, 2015	20,000	-

Total debt at March 31, 2015	714,923	657,911
Add: Accretion of Original Issue Discount	24,000	16,323
Less unamortized discount	(59,424)	(151,609)
Convertible debentures-net	679,499	522,625

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012 September 26, 2012, October 18, 2012, November 1, 2012, November 18, 2012 and December 1, 2012 notes are convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the Notes.

The January 1, 2013, January 25, 2013, February 1, 2013 $20,000, February 20, 2013, March 1, 2013 $20,000, March 8, 2013, April 1, 2013 $20,000, April 9, 2013, May 1, 2013 $20,000, June 1, 2013 $20,000, June 13, 2013, July 1, 2013, July 2, 2013, July 24, 2013, August 1, 2013, August 15, 2013, September 1, 2013, September 17, 2013, October 1, 2013, October 6, 2013, October 23, 2013, November 1, 2013, November 5, 2013, December 1, 2013, December 6, 2013, December 19, 2013, January 1, 2014, February 1, 2014, February 20, 2014, March 1, 2014, March 4, 2014, May 5, 2014, May 13, 2014, May 25, 2014 and June 16, 2014 notes are convertible into common stock of the Company at fifty percent (50%) of the average of the low closing bid prices for the twenty (20) or thirty (30) trading days prior to conversion of the Notes.

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

Concurrent with the 1:1000 reverse split on January 12, 2015 (See Note 15 below), the share count was reduced from approximately 2.4 billion to 2.4 million. However, the authorized shares remained the same. Since there are now ample shares of common stock to be issued on conversion, this liability is $-0-at March 31, 2015

Note 12- Preferred Stock

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

Issuance of Preferred Stock

We issued 6,500 shares of our Series B preferred stock to each of Stephen J. Price and Gerard Daignault for serving as officers and directors of our company, which shares were convertible into a total of 783,317,782 shares of our common stock, and we issued 3,500 shares of our series C preferred stock to each of ASC Recap and Adirondack Partners LLC upon entering into consulting agreements with us, which shares were convertible (subject to a 9.99% beneficial ownership limitation applicable to each holder) into a total of 361,531,282 shares of our common stock.  The shares issued to ASC Recap were transferred to Adirondack Partners LLC during the quarter ending March 31, 2015 for de minimis consideration.

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

Forfeiture of dividends on Series B Preferred Stock and Series C Preferred Stock

During the current fiscal year, all holders of the Series B Preferred Stock and Series C Preferred Stock agreed to permanently forfeit the dividends for which they are entitled from issuance through the quarter ended March 31, 2015. For the fiscal year ended June 30, 2014, the Company had accrued divided payable of $368,219 on these securities. During the nine months ended March 31, 2015, this liability and the related charge to Additional Paid in Capital were reversed.

At March 31, 2015, the liability for Accrued dividends payable was $-0-.

Further forfeiture of dividends will be evaluated by the respective parties on a quarter –to-quarter basis

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

During the current fiscals year, a majority of the shareholders amended ARTICLE FOUR of the Amended Articles of Incorporation of the Corporation in order to increase the number of shares of authorized capital stock to 10,010,000,000 shares, of which 10,000,000,000 shall be common stock and 10,000,000 shall be preferred stock of the Corporation, and (ii) effect a reverse stock split (the “Reverse Stock Split”) of our common stock at a ratio determined by our Board of Directors up to 1 for 1,000 such number consisting of only whole shares by filing with the Secretary of State of Nevada the Amended Articles of Incorporation.

Common Stock

During the nine months ended March 31, 2015, the Company issued the following shares of common stock:

5,347,328 for the retirement of $77,324 of convertible debentures and $16,403 of related expenses and accrued interest

161,953 for the retirement of $9,522 of liabilities through the 3a10 program

72 shares were issued in accordance with the reverse split. See below

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

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2012	500	$560	$560	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(500)	560	560	-	-

Balance, June 30, 2013 and 2014 and March 31, 2015	-	$-	$-	$-	$-

Note 15 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of Common stock

Between the Balance sheet date and the date of this report, the Company issued 7,139,342 shares for the retirement of $2,943of convertible debt and $7,509 of associated fees.

Issuance of Convertible Debentures

On April 1, 2015 the Company issued a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with ten percent interest and a maturity date of October 31, 2015.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On May 1, 2015 the Company issued a Convertible Promissory Note in the principal amount of Twenty Thousand Dollars ($20,000), with ten percent interest and a maturity date of November 30, 2015.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On May 6, 2015 the Company issued a Convertible Promissory Note in the principal amount of One Thousand Six Hundred Dollars ($1,600), with ten percent interest and a maturity date of November 30, 2015.   The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Financial Condition

At March 31, 2015, we had a working capital deficit of ($3,542,328), compared to a working capital deficit of ($3,055,697), at June 30, 2014.  . At March 31, 2015, our assets consisted of cash of $352, Notes Receivable of $12,000, Inventory of $6,000 and Investment in Unconsolidated subsidiary of $55,000. Our assets as of June 30, 2014 consisted of cash of $35,344, Notes Receivable of $12,000, Inventory of $6,000 and Investment in Unconsolidated subsidiary of $55,000.

At March 31, 2015, our total current liabilities increased to $3,560,680 from $3,109,042 at June 30, 2014. The increase was due to an increased derivative liability balance of $30,824, an increased balance of accounts payable $133,989 and an increased accrued expense balance of $506,800. This was partially offset by a decreased accrued dividend payable of $368,219 due to the forfeiture of the dividends on Preferred stock.

Since our existing cash balance is $352, we currently do not have sufficient funds to carry out normal operations over the next three (3) months.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

We recognized nil revenue for the three-month and nine month periods ended March 31, 2015 and March 31, 2014

We have recognized $45,964 in revenue from inception.  Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Material Changes in Results of Operations

For The Three Months Ended March 31, 2015, Compared To The Three Months Ended March 31, 2014

Revenues

There were no revenues during the three months ending March 31, 2015 and the three months ended March 31, 2014.

Operating Expenses

For the three months ended March 31, 2015, operating expenses were $270,671 compared to $126,712 during the three months ended March 31, 2014.  The increase of $143,958 was principally due to the following:

Consulting expenses were $10,000 lower.  The consulting contract which had been terminated at the end of March 2014 was reinstated in the middle of January 2015.  The $10,000 differential represents one half of one month’s fee.

Rent expense was $18,647 higher principally due to nine month back accruals for rent issued during the current quarter which had been previously unaccrued.

Professional fees were $38,030 higher principally due to substantially greater legal fees during the current period.

Compensation expense was $74,692 higher due to accrued salaries for Conexus Cattle personnel.

General and administrative expenses were $22,590 higher due principally to greater audit, transfer agent and debt conversion fees.

Other Income (Expense)

For the three months ended March 31, 2015, Other (Income) Expense was ($62,986) compared to $3,411,778 during the three months ended March 31, 2014.  The change of ($3,474,763) was principally due to the following:

a.

Improved expenses associated with the retirement of convertible debt of $2,880,794 due to the following three reasons: a) during the quarter ended March 31, 2014, there were a substantially greater number of conversions than in the current period; b) higher stock prices in the current period, and c) a $20,000 write-off of debt and its associated derivative liability in the current period.;

b.

The Change in the Fair Value of the Derivative liability was $567,960 more positive primarily due to improved stock performance, and

c.

Interest expense was $88,759 lower primarily due to reduced amortization of debt discounts due to reduced issuances of debt over the prior year.

These improvements were partially offset by greater derivative expense of $62,750 due to greater debt issuances in the current quarter.

Net Income (loss) applicable to common shareholders

The net loss applicable to common shareholders for the three months ended March 31, 2015 was $207,685 compared to a net loss applicable to common stockholders of ($3,538,490) for the three months ended March 31, 2014.  The net income (loss) per share was ($0.06) for the three months ended March 31, 2015 compared to a net loss per share applicable to common stockholders of $295.05 for the three months ended March 31, 2014.

Included in the net loss applicable to common shareholders for the three months ended March 31, 2015 is $368,219 for the reversal of accrued dividends due to forfeiture.

For The Nine Months Ended March 31, 2015, Compared To The Nine Months Ended March 31, 2015

Revenues

There were no revenues during the nine months ending March 31, 2015 and the nine months ended March 31, 2015.

Operating Expenses

For the nine months ended March 31, 2015, operating expenses were $752,415 compared to $407,968 during the nine months ended March 31, 2014.  The increase of $344,447 was principally due to the following:

•

Consulting expenses were $130,000 lower due to the termination of a consulting contract in March 2014 partially offset by the subsequent reengagement of the contract. The contract was outstanding for 2 ½ months in the current period and nine months in the period ending March 31, 2014;

•

Rent expense was $36,613 higher principally due to rent accrual s at our former New York City headquarters, which had not been accrued and a $15,000 quarterly lease payment in Tennessee.

•

Professional fees were $190,646 higher principally due to substantially greater legal fees during the current period.

•

Compensation expense was $291,025 higher due to accrued salaries for Conexus Cattle personnel which did not exist in the prior period;

•

General and administrative expenses were $43,837 lower due principally to fees associated with the Company’s 3a10 program incurred in the second fiscal quarter of the prior year partially offset by greater audit, transfer agent and debt conversion fees.

Other Income (Expense)

For the nine months ended March 31, 2015, Other (Income) Expense was ($991,621) compared to $3,825,998 during the nine months ended March 31, 2014.  The change of ($4,817,619) was principally due to the following:

a.

Improved expenses associated with the retirement of convertible debt of $3,203,330 due to the following three reasons: a) during the nine months ended March 31, 2014, there were a substantially greater number of conversions than in the current period; b) higher stock prices in the current period, and c) a $20,000 write-off of debt and its associated derivative liability in the current period;

b.

The elimination of the expense associated with the Conversion feature of Preferred stock of $1,390,456 due to the reverse split. See Note 11 above

c.

Derivative expenses was $79,387 lower due to lower debt issuances throughout the nine month period ended march 31, 2015, compared to the prior period;

d.

Interest expense was $238,820 lower primarily due to reduced amortization of debt discounts due to reduced issuances of debt over the current period;

These improvements were partially offset by a reduced Change in the Fair Value of the Derivative liability of $82,966.

Net Income (loss) applicable to common shareholders

The net income applicable to common shareholders for the nine months ended March 31, 2015 was $239,206 compared to a net loss applicable to common stockholders of ($4,233,966) for the nine months ended March 31, 2015.  The net income per share was $0.09 for the nine months ended March 31, 2015 compared to a net loss per share applicable to common stockholders of $118.17 for the nine months ended March 31, 2014.

Included in the net loss applicable to common shareholders for the nine months ended March 31, 2015 is $368,219 for the reversal of accrued dividends due to forfeiture.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2015.  We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiency:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2015.

CONEXUS CATTLE CORP.

Date: May 8, 2015	By:	/s/ Steven Price
	Name:	Steven Price
	Title:	Director and Chief Executive Officer,