Form 10-Q/A
period 2015-03-31
CONEXUS CATTLE CORP.
filed 2015-05-11
CIK 1301075

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Conexus Cattle Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015 (the “Form 10-Q”), is for the following:

a.

to correct the balance of Additional paid-in capital at March 31, 2015 on the Balance Sheet and Statement of Stockholders’ Equity.  The balance had been reported as $16,954,813, but should have been reported as $18,273,646

b.

to correct the balance of (Gain)/Loss on settlement of debt on the Statement of Cash Flows for the nine months ended March 31, 2015.  The balance had been reported as $(25,391)  but should have been reported as $(84,785)

c.

to correct Note 12 to correctly reference the document in which the Certificate of Designations appear. It had stated that they were incorporated by reference in the Current Report, but should have stated that they were incorporated in our Form 8-K filed on April 11, 2014

d.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Conexus Cattle Corp.

March 31, 2015 and 2014

Conexus Cattle Corp.

Consolidated Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$352	$35,344
Notes Receivable	12,000	12,000
Inventory	6,000	6,000
Total Current Assets	18,352	53,344

NON-CURRENT ASSETS
Investment in unconsolidated subsidiary- at cost	55,000	55,000

Property and equipment	-	1,524
Accumulated depreciation	-	(1,524)
Property and Equipment, net	-	-

Total Non-current assets	55,000	55,000

Total Assets	$73,352	$108,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$433,341	$299,351
Accrued expenses	598,249	91,449
Accrued Dividends payable	-	368,219
Advances payable	42,940	42,940
Derivative liability	1,693,240	1,662,416
Notes payable- Non-convertible	113,412	122,041
Convertible debentures, net	679,499	522,625
Total Current Liabilities	3,560,680	3,109,042

Liability for Conversion feature of Preferred Shares	-	1,390,456
Total Long-Term Liabilities	-	1,390,456

Total Liabilities	3,560,680	4,499,498

STOCKHOLDERS' DEFICIT:
Preferred stock Series B, $0.001 par value, 8% dividend: 13,000 shares authorized; 13,000 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively. Liquidation Preference of $13,000,000 and $13,239,342 at March 31, 2015 and June 30, 2014, respectively	13	13
Preferred stock Series C, $0.001 par value, 8% dividend: 7,000 shares authorized; 7,000 and 7,000 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively. Liquidation Preference of $7,000,000 and $7,128,877 at March 31, 2015 and June 30, 2014, respectively	7	7
Common stock at $0.001 par value: 10,000,000,000 shares authorized; 6,241,096 and 731,742 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	6,241	732
Additional paid-in capital	18,273,646	17,614,535
Accumulated deficit	(21,767,235)	(22,006,441)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-

Total Stockholders' Deficit	(3,487,328)	(4,391,154)

Total Liabilities and Stockholders' Deficit	$73,352	$108,344

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

Conexus Cattle Corp.

 Statement of Stockholders' Equity

For the Period from June 30, 2012 to March 31, 2015

(Unaudited)

	Common Stock, $0.001 Par Value		Preferred Stock Series B, $0.001 Par Value		Preferred Stock Series C, $0.001 Par Value		Additional Paid-in Capital
	Number of Shares		Number of Shares		Number of Shares			Accumulated Deficit
		Amount		Amount		Amount

Balance, June 30, 2012	55	-	-	-	-	-	5,573,131	(6,209,236)
Common stock issued upon conversion of convertible debentures	74	-	-	-	-	-	293,999	-
Net loss	-	-	-	-	-	-	-	(859,010)
Balance, June 30, 2013	129	-	-	-	-	-	5,867,131	(7,068,246)
Common stock issued upon conversion of convertible debentures	556,086	556	-	-	-	-	1,937,891	-
Common stock issued for retirement of Accounts Payable	139,528	140	-	-	-	-	121,581	-
Common stock issued to Former CEO for conversion of outstanding debt	36,000	36	-	-	-	-	2,519,964	-
Issuance of Series B Preferred Stock to Management Team of Conexus Cattle	-	-	13,000	13	-	-	4,898,521	-
Issuance of Series C Preferred Stock for Consulting Services	-	-	-	-	7,000	7	2,637,665	-
Dividends accrued on Series B and Series C preferred stock	-	-	-	-	-	-	(368,219)	-
Net loss	-	-	-	-	-	-	-	(14,938,195)
Balance, June 30, 2014	731,743	732	13,000	13	7,000	7	17,614,535	(22,006,441)
Common stock issued upon conversion of convertible debentures	5,347,328	5,347	-	-	-	-	269,143	-
Common stock issued for retirement of Accounts Payable	161,953	162	-	-	-	-	21,749	-
Forfeiture of accrued dividends by preferred shareholders	-	-	-	-	-	-	368,219	-
Issuance of fractional shares associated with the reverse split	72	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	-	239,206
Balance March 31, 2015	6,241,096	$6,241	13,000	$13	7,000	$7	18,273,646	$(21,767,235)

See accompanying notes to the financial statements.

Conexus Cattle Corp.

Statements of Cash Flows

(Unaudited)

	For the Nine months	For the Nine months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$239,206	$(4,233,966)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	192
Convertible notes issued for services		170,000
Amortization of discount on convertible debt	246,521	291,709
Accretion of original issue discount	7,677	5,952
(Gain)/Loss on settlement of debt	(84,785)	303,162
Loss on settlement of 3A(10) Program	12,388	-
Expenses Associated with Conversion feature of Preferred Stock	(1,390,456)	-
Derivative expense	137,394	142,137
Change in fair value of derivative liabilities	54,979	(337,137)
Common stock issued for interest and expenses associated with interest	16,403	-
Changes in operating assets and liabilities:
Notes Receivable	-	-
Inventory	-	-
Prepaid expenses	-	-
Other current assets	-	-
Accounts payable	133,989	-
Accrued payroll taxes	-	-
Accrued Dividends payable	(368,219)	-
Accrued expenses	506,800	(2,773)
NET CASH USED IN OPERATING ACTIVITIES	(489,583)	(3,660,724)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary	-	(45,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(45,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued interest on notes payable converted	-	2,564
Interest expense to related party	893	927
Accrued Dividends forfeited on Series B and Series C Preferred stock	368,219	-
Proceeds from convertible debentures	85,478	158,850
NET CASH PROVIDED BY FINANCING ACTIVITIES	454,590	162,341
NET CHANGE IN CASH	(34,993)	(3,543,384)
Cash at beginning of period	35,344	5,552
Cash at end of period	$352	$(3,537,831)
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Debt converted to common shares	$68,859	$141,089
Retirements through 3a(10) program	9,522	-
Debt discount recorded on convertible debt accounted for as a derivative liability	85,478	158,850
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	-	5,952
Dividends accrued on Series B and Series C Preferred stock	(368,219)	-
Interest paid	-	-
Income tax paid	$-	$-

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

Series B 8% Convertible Preferred Stock (the “Series B Preferred Stock”)

The following is a summary of the material rights and preferences of the Series B Preferred Stock set forth in the Certificate of Designation for the Series B Preferred Stock, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation for the Series B Preferred Stock, a copy of which is filed as an Exhibit to our Form 8-K filed on April 11, 2014.

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

Series C 8% Convertible Preferred Stock (the “Series C Preferred Stock”)

The following is a summary of the material rights and preferences of the Series C Preferred Stock set forth in the Certificate of Designation for the Series C Preferred Stock, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation for the Series C Preferred Stock, a copy of which is filed as an Exhibit to our Form 8-K filed on April 11, 214.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2015.

CONEXUS CATTLE CORP.

Date: May 11, 2015	By:	/s/ Steven Price
	Name:	Steven Price
	Title:	Director and Chief Executive Officer,