Form 10-K
period 2015-06-30
CONEXUS CATTLE CORP.
filed 2015-11-10
CIK 1301075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33714

CONEXUS CATTLE CORP.
(Exact name of registrant as specified in its charter)

Nevada	980430746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

242 West Main Street

Hendersonville, Tennessee 37075

(Address of principal executive offices)

(212) 508-2175

(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant's voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the price at which the common equity was last sold was $0.0009. As of November 10, 2015, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 31,178,843.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are "forward-looking" statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the bitcoin industry;

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the bitcoin ATM industry;

•	the failure to obtain or loss of any license or permit;

•	success of the bitcoin ATM technology;

•	changes in our business and growth strategy, capital improvements or development plans;

•	the availability of additional capital to support capital improvements and development; and

•	other factors discussed under the section entitled "Risk Factors" or elsewhere in this annual report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business.

As used in this annual report, "we", "us", "our", "Conexus", "Company" or "our company" refers to Conexus Cattle Corp.

Company History

On June 17, 2004, we incorporated under the laws of the State of Nevada as Dynamic Alert Limited ("Dynamic Alert Limited"). From inception through November 2009, we attempted to build a business that assisted consumers with their security needs.  The focus of our business operations was to assist our customers in creating and implementing a personalized security plan by offering a three-fold service including (i) developing plans tailored to individual's security needs, (ii) source and market personal security products, and (iii) provide personal protection on an as-needed basis. The results of our security operations were unsuccessful. Effective January 1, 2010, the Company decided it was in the best interest of the corporation and its shareholders to discontinue its security operation, change its business focus, and search for other opportunities.  As a result, we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company and value to our shareholders.

On December 22, 2009, as amended February 25, 2010, pursuant to the provisions of the Articles of Merger, Dynamic Alert Limited, Brazil Gold Corp., a Nevada Corporation and wholly owned subsidiary of Dynamic Alert Limited, was merged with Dynamic Alert Limited being the surviving entity (the "Merger"). On March 15, 2010, in connection with the Merger our name was changed from Dynamic Alert Limited to Brazil Gold Corp. to better reflect our business operations related to the exploration of precious metals, most significantly gold in Brazil.

As we examined various macro issues impacting natural resources, commodities and agriculture, we identified a significant business opportunity in beef cattle production. In early 2014, we began to transition our prior primary business centered on precious metal exploration, under the then name of Brazil Gold Corp., into the beef cattle production industry. We were able to team with individuals who had experience in live animal agriculture. In connection with this venture, the Company changed its corporate name to Conexus Cattle Corp. in June 2014, reflecting its broader business interests.Due to the lack of results in the Company's attempt to implement its business plan in the beef cattle production industry, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

Our Company

On May 13, 2015, Conexus Cattle Corp., a Nevada corporation (the "Company"), Bitcoin Direct LLC, a Nevada limited liability company ("Bitcoin") and all of the members of Bitcoin, entered into a Securities Exchange Agreement, pursuant to which the Company acquired memberships interests representing 51% of Bitcoin in exchange for 500 shares of the Company's Series H Preferred (as described herein), with an aggregate stated value equal to $500,000 (the "Exchange Agreement"). In accordance with the terms of the Exchange Agreement, the Company has agreed to provide a working capital facility to Bitcoin in an amount up to $300,000 to be utilized by Bitcoin as needed and to be repaid by Bitcoin from working capital generated from Bitcoin's operations. In addition, the Exchange Agreement provides an option to the members of Bitcoin for a period of five years to repurchase from the Company 10% of the Bitcoin membership interests held by the Company for $250,000.

The Company focuses on providing bitcoin solutions to consumers in the United States through Bitcoin Automated Teller Machines ("Bitcoin ATMs"). We currently own seven Bitcoin ATMs with four operating Bitcoin ATMs located in Las Vegas, Nevada at the LINQ Hotel and Casino, Sin City Vape, One Kicks Gym, and McFadden's Restaurant and Saloon. Through our Bitcoin ATMs we intend to generate revenue from transaction fees charged to consumers who purchase or sell bitcoin using our machine. We may also generate revenue from the margin between our cost of bitcoins and the selling price of bitcoins.

The process for customers using the Bitcoin ATMs to purchase bitcoins for a transaction are as follows: (i) customer presses "buy bitcoin" on the Bitcoin ATM, (ii) customer holds up the bitcoin wallet on their phone and the Bitcoin ATM captures the customer's bitcoin account information, (iii) customer inserts money into the machine and the customer presses "buy" (iv) machine sends money via the Internet to the wallet on the customer's phone.

Our executive offices are located at 242 West Main Street, Hendersonville, Tennessee 37075 and our telephone number is 212-508-2175.

Bitcoin ATMs

According to CoinTelegraph, as of May 2015, there are 400 Bitcoin ATMs around the world. On October 28, 2013, the first Bitcoin ATM was installed in a coffee shop located in the City of Vancouver, British Columbia, Canada. The bitcoin machine generated over approximately CA$100,000 in approximately 348 transactions in the first eight days of it being in operation.

According to metrics from Coin ATM Radar, a website that tracks the bitcoin ATM industry, one Bitcoin ATM is installed every two days, outlining the growing demand.

According to CoinTelegraph, in 2014 there was a large number of Bitcoin ATMs launched around the world, notably in Eastern Europe, Southeast Asia, Latin America, Africa and the Middle East. While the bitcoin ATM industry experienced impressive growth in 2014, as of May 28, 2015, North America leads with approximately 133 machines installed throughout the U.S., and 69 machines in Canada. The U.S. and Canada host more than half of all the machines available worldwide.

The geographical breakdown of Bitcoin ATMs shows that Europe follows North America with 30% of all Bitcoin ATMs followed by Asia with 10% of all Bitcoin ATMs. Africa remains the most underserved continent with only one machine located in the city of Midrand in South Africa, although it was announced in April 1, 2015 that Botswana should have its first bitcoin ATM operating shortly.

The five countries with the most Bitcoin ATMs are the U.S., Canada, Australia, the United Kingdom, and Finland. India, which is fairly known for its growing bitcoin community, is unequipped, along with the Maghreb region.

Introduction to Bitcoins and the Bitcoin Network

A bitcoin is a form of digital currency that is issued and transmitted through an open source math-based protocol platform using security that is cryptographic and known as the "Bitcoin Network." The Bitcoin Network is an online, peer-to-peer user network that hosts the "Blockchain" or public transaction ledger and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network. There is no single entity which owns or operates the Bitcoin Network. The Bitcoin Network is collectively maintained by a decentralized user base. Bitcoins may be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on Bitcoin Exchanges or in individual end-user-to-end-user transactions under a barter system.

The Bitcoin Network is decentralized and does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of bitcoins. Rather, bitcoins are created and allocated by the Bitcoin Network protocol through a "mining" process subject to a strict, well-known issuance schedule.  The value of bitcoins is determined by the supply of and demand for bitcoins in the Bitcoin Exchange Market (and in private end-user-to-end-user transactions), as well as the number of merchants that accept them.  As bitcoin transactions can be broadcast to the Bitcoin Network by any user's bitcoin software and bitcoins can be transferred without the involvement of intermediaries or third parties, there are little or no transaction costs in direct peer-to-peer transactions on the Bitcoin Network.  Third party service providers such as Bitcoin Exchanges and bitcoin third party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, bitcoins to or from fiat currency.

In order to own, transfer or use bitcoins, a person generally must have Internet access to connect to the Bitcoin Network.  Bitcoin transactions between parties occur very rapidly (within several seconds) and may be made directly between end-users without the need for a third-party intermediary, although there are entities that provide third-party intermediary services.  To prevent the possibility of double-spending a single bitcoin, a user must notify the Bitcoin Network of the transaction by broadcasting the transaction data to its network peers.

Valuing Bitcoin

Bitcoins are an example of a Digital Currency that is not a fiat currency (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and are not backed by hard assets or other credit.  As a result, the value of bitcoins is determined by the value that various market participants place on bitcoins through their transactions.

As a result of the framework of the Bitcoin Network being peer-to-peer, transferors and recipients of bitcoins are able to determine the value of the bitcoins transferred by mutual agreement or barter with respect to their transactions. Therefore, the most common way to determine the value of a bitcoin is by viewing one or more Bitcoin Exchanges where bitcoins are publicly bought, sold and traded, such as the Bitcoin Exchange Market.

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies such as the US Dollar, the Euro or the Chinese Yuan. Bitcoin Exchanges typically report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins.  Although each Bitcoin Exchange has its own market price, it is expected that most Bitcoin Exchanges' market prices should be relatively consistent with the Bitcoin Exchange Market average since market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins ( i.e. , exchange shopping).  Arbitrage between the prices on various Bitcoin Exchanges is possible, but the imposition of fees and fiat currency deposit/withdrawal policies appears to have, at times, prevented an active arbitrage mechanism among users on some Bitcoin Exchanges. For example, delayed fiat currency withdrawals imposed by Mt. Gox resulted in Mt. Gox trading at a premium of up to 10 to 20 percent for several months through January 2014.  In February 2014, Mt. Gox suspended trading, closed its website and exchange service, and filed for a form of bankruptcy protection from creditors called minji saisei, or civil rehabilitation, to allow courts to seek a buyer.  In April 2014, Mt. Gox began liquidation proceedings.

Even in the absence of large trading fees and fiat currency deposit/withdrawal policies, price differentials across Bitcoin Exchanges remain; for example, bitcoins on BTC-e traded at a discount of approximately 0.9 percent relative to the average daily weighted price for bitcoins on BitStamp and Bitfinex during the week ended December 26, 2014.  During the prior month, prices on BTC-e typically traded at a discount of between zero and five percent.

Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule.  The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks.  Thus, the current fixed reward for solving a new block is 25 bitcoins per block and the reward will decrease by half to become 12.5 bitcoins in or around the start of August 2016 (based on estimates of the rate of block solution calculated by BitcoinClock.com).  This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network's source code (and the underlying protocol for bitcoin issuance) is altered.  As of March 24, 2015, 13,970,000 bitcoins have been mined.  It is estimated that more than ninety percent (90 percent) of the 21 million bitcoins will have been produced by 2022.

Government Oversight and Regulation

The Bitcoin Network is a recent technological innovation and its rules and regulations have not been fully developed. Many regulatory agencies have not issued official guidance as to how each will treat bitcoin.

On March 18th, 2013, FinCEN issued interpretive guidance relating to the application of the Bank Secrecy Act to distributing, exchanging and transmitting "virtual currencies." More specifically, it determined that a user of bitcoins will not be considered a money services business or be required to register, report and perform recordkeeping; however, an administrator or exchanger of bitcoins must be a registered money services business under FinCEN's money transmitter regulations.  As a result, Bitcoin Exchanges that deal with US residents or otherwise fall under US jurisdiction are required to obtain licenses and comply with FinCEN regulations.  FinCEN released additional guidance on January 30, 2014, April 29, 2014 and October 27, 2014, clarifying that most miners, software developers, hardware manufacturers, escrow service providers and investors in bitcoin would not be required to register with FinCEN on the basis of such activity alone, but that Bitcoin Exchanges and payment processors would likely be required to register with FinCEN on the basis of the activities described in the October 27th letters.

US state regulators, including the California Department of Financial Institutions, New York State Department of Financial Services, Virginia Corporation Commission, Idaho Department of Financial Services and Washington State Department of Financial Institutions, have similarly released interpretations or mandates that Bitcoin Exchanges and similar bitcoin service providers register on a state-level as money transmitters or money service businesses.  In June 2014, the State of California adopted legislation that would formally repeal laws that could be interpreted as making illegal the use of bitcoins or other Digital Currencies as a means of payment.  In July 2014, the New York State Department of Financial Services proposed the first US regulatory framework for licensing participants in "virtual currency business activity." The proposed regulations known as the "BitLicense" are intended to focus on consumer protection and, after the closure of an initial comment period that yielded 3,746 formal public comments, remain in the process of revision and reproposal as of December 26, 2014.  On December 16, 2014, the Conference of State Bank Supervisors released for public comment a proposed model regulatory framework for state regulation of participants in "virtual currency activities." Although similar in some regards, the proposed model framework does not track completely the BitLicense regulations proposed in New York.  The Conference of State Bank Supervisors proposed framework is a non-binding model and would have to be independently adopted, in sum or in part, by state legislatures or regulators on a case-by-case basis.

On March 25, 2014, the IRS released guidance on the treatment of virtual currencies, such as bitcoins, for federal income tax purposes.  The guidance was the first from a US government agency to provide asset classification of bitcoins, classifying them as "property" for federal income tax purposes.  The guidance clarified that bitcoins could be held as capital assets and that holders of bitcoins would be required to track gains and losses relating to their cost basis at acquisition and their realization value upon sale or spending of the bitcoins.  The IRS also clarified that bitcoins received as payment (e.g., as wages or, in the case of a miner, as a reward for solving a block) would be taxable as ordinary income using the fair market value of bitcoins when received.  The asset classification of bitcoins by the IRS is not controlling on other government agencies for purposes other than those relating to federal income tax.

As of December 2014, the US Congress, US Senate Committee on Homeland Security and Government Affairs, US Senate Committee on Banking, Housing and Urban Affairs, the CFTC, the New York State Department of Financial Services, and the Conference of State Bank Supervisors had initiated formal inquiries into or held hearings on Digital Currencies, including bitcoins, and possible regulation thereof.  Members of the private sector and representatives of the Department of Justice, Secret Service and FinCEN (among other government agencies) had participated in such inquiries and hearings.

On June 26, 2014, the US Government Accountability Office publicly released a Report to the Committee on Homeland Security and Government Affairs that summarized regulatory, law enforcement and consumer protection assessments regarding the bitcoin economy and bitcoin in general.  The report recommended that the US Consumer Financial Protection Bureau participate in inter-agency working groups on bitcoin to assess how the agency might address bitcoin-related consumer protection issues.  The report echoed, in part, a May 7, 2014 investor alert published by the SEC that highlighted fraud and other concerns relating to certain investment opportunities denominated in bitcoins and fraudulent and unregistered investment schemes targeted at participants in online bitcoin forums.  In the fall of 2014, the SEC is reported to have initiated an inquiry into the sale of unregistered securities denominated in bitcoins or altcoins, and into the sale of "crypto-equity" (i.e., tokens for use on altcoin programming platforms), although the Sponsor has not verified the scope or veracity of such reports.

In addition, various foreign jurisdictions may adopt laws, regulations or directives that affect bitcoin.  In October 2012, the European Central Bank issued a report on "virtual currency" schemes indicating that bitcoin may become the subject of regulatory interest in the European Union.  In August 2013, the German Ministry of Finance released an interpretation that labeled bitcoins to be a form of private money or a unit of account that is not recognized as a full currency, but is subject to German tax laws.  Foreign government bodies have also initiated public inquiries similar to those taken by US government bodies, including public hearings on Digital Currencies, including bitcoins, held by both the French and Canadian Senates.

On December 5, 2013, the People's Bank of China and five Chinese ministries released a notice that restricted bitcoin activity among its financial and payment institutions while classifying bitcoins as a "virtual commodity" that was legal to own and speculate in.  Over the subsequent six months, news reports from China indicated that many banking institutions and third party payment processors in China had received private guidance leading them to close Bitcoin Exchange bank accounts that held Chinese Yuan on behalf of exchange customers.  As a result, though the Chinese government has not banned the use of bitcoin or the holding of bitcoins, the effective result of the public and private notices has been to severely restrict the operation of Chinese Bitcoin Exchanges through the limitation of customers' ability to deposit or withdraw Chinese Yuan with or from the exchanges.  During the second half of 2014, Chinese Bitcoin Exchanges again began to accept deposits of Chinese Yuan through the use of third-part payment providers, and trading activity returned to higher levels.

In Russia, state agencies and prosecutors have released guidance or statements that have hampered the growth of bitcoin.  On January 15, anonymous electronic transfers were restricted to de minimus sums; although bitcoin transactions are not truly anonymous, this measure has been taken to apply to the Bitcoin Network.  On January 27, a central bank statement warned of the association of bitcoin and money laundering and terrorist activity.  In early February, a prosecutor implied that the use of bitcoins were not legal tender and were illegal, although whether this amounted to a ban on bitcoin has been questioned.  The legal status of bitcoin in Russia remains unclear, though the recently hostile approach of certain government arms indicates a restrictive environment.

After the United States, China and Russia were among the next tier of large bitcoin-using jurisdictions as of late 2013.  The impact of the restrictions has been seen in a decline of Chinese investment activity in bitcoins and a reduction in the number of bitcoin nodes operating in Russia that has continued into late 2014, despite a pickup in trading volume on Chinese Bitcoin Exchanges.  Less active bitcoin jurisdictions in Iceland (conversion between bitcoins and krona prohibited), Vietnam (financial services firms prohibited from interacting with bitcoin) and Bolivia (use of bitcoins prohibited by the Central Bank of Bolivia) have more severely restricted the use of bitcoin with little impact on the global growth of bitcoin.  Similarly, the reported ban on decentralized Digital Currencies in Ecuador (made in advance of plans to introduce a government backed electronic cash system) have had no visible impact on the Bitcoin Network due to limited use of bitcoin in Ecuador.

While jurisdictions such as Germany and China have taken a preliminary regulatory stance on bitcoin, countries such as India have declined to apply regulation to bitcoin when afforded the opportunity.  In June 2014, the Swiss government elected not to regulate bitcoin use and issued guidance on the further development and future application of laws to bitcoin-related activity in Switzerland.  Australia, Finland and the Netherlands have joined Canada and Germany among the foreign countries releasing formal or informal tax guidance regarding bitcoin income or operations.

As time progresses we expect the regulatory framework for bitcoin to become more clear and the regulation of bitcoin to improve.

Customers

Customers can currently access our Bitcoin ATMs at four public locations in Las Vegas, Nevada at the LINQ Hotel and Casino, Sin City Vape, One Kicks Gym, and McFadden's Restaurant and Saloon. Customers can exchange cash for bitcoins at these locations.

Suppliers

The company currently purchases its Bitcoin ATMs from General Bytes, Lamassu, and BitAccess (the "Suppliers"). The Company must wait approximately 4-6 weeks to receive a Bitcoin ATM upon placing an order to purchase from the Suppliers.

Competition

Beginning in 2014, the number of merchants willing to accept digital currencies dramatically grew and more established retailers such as Overstock, NewEgg, Dell and Microsoft began accepting digital currencies further expanding the use of bitcoins.  Our current and future competition is from local independent operators of Bitcoin ATMs and is centered on the following areas:

•    Providers who source Bitcoin ATMs in public locations;

•    Providers of mobile applications and websites, that offer the sale of digital currency; and

•    Providers of alternative methods of bitcoin sales such as peer to peer sales

Our current and potential competitors may have greater resources, longer histories, more customers, and greater brand recognition.  They may secure better terms from suppliers, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.  Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Endorsement Agreement with Mike Tyson

In March 2015, Bitcoin Brands Inc. ("Bitcoin Brands") and Tyrannic, LLC, owned and operated by Michael G. Tyson ("Tyson") entered into a License Agreement (the "License Agreement") for the exclusive license to use Tyson's name, image, likeness and endorsement solely in connection with the proposed advertisement, promotion and sale of branded Bitcoin ATM kiosks and machines throughout the world (the "License"). As consideration for the License, Bitcoin Brands shall pay to Tyson 50% of the aggregate of all sales of (i) bitcoin kiosks, automated machines and Bitcoin ATM's that bear Tyson's name, image, or likeness and/or endorsement of Tyson (the "Licensed Products") and (ii) the aggregate of all bitcoin kiosk, automated machine and Bitcoin ATM fees that Bitcoin Brands realizes by the use of the Licensed Products. The term of the License Agreement shall be five (5) years from March 15, 2015, and concluding on March 15, 2020. According to the terms and conditions of the License Agreement, in the event that Tyson has not received at least $1,000,000 during the first two years of the term, Tyson shall have the right to terminate the License Agreement by notice to Bitcoin Brands, which termination shall take effect thirty days following the date of such notice.

On May 15, 2015, Bitcoin Brands Inc. and Bitcoin Direct LLC entered into an Assignment Agreement to assign the License Agreement with Tyson to our subsidiary Bitcoin Direct LLC.

Bitcoin Master Purchase Agreement

On August 11, 2015, our subsidiary Bitcoin Direct LLC ("Purchaser") entered into a Bitcoin Master Purchase Agreement (the "Agreement") with Digital CC USA LLC, a Delaware limited liability company ("Seller") whereby Seller shall sell and Purchaser shall purchase bitcoins in exchange for United States Dollars.

Under the terms of the Agreement, acceptance of a purchase order confirmation is in Seller's absolute and sole discretion and without an accepted purchase order confirmation on the same date as the purchase order confirmation, such purchase order confirmation shall be deemed rejected.

Purchaser shall pay to Seller an amount equal to the number of bitcoins to be purchased under an order multiplied by the price per purchased bitcoin each as set forth in the purchase order confirmation by either wire transfer or direct deduction from a designated bank account.

Employees

We have two full time employees as of June 30, 2015, and no part time employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is adequate.

Where You Can Find More Information

We are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual stockholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Risks Related to Our Company

We have an evolving business model.

We believe as digital currencies and blockchain technologies evolve so will our business model. We may try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net income of $1,013,426 for the year ended June 30, 2015. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We may need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. As a result, we expect that the cash we currently have on hand will fund our operations through 2015. As of June 30, 2015, we had a cash position equal to $85,687 and expect that we need approximately $150,000 to fund our operations from July 1, 2015 through June 30, 2016. We may require additional funds for our anticipated operations and further expansion and if we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our business activities, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency.

The Company may not be able to secure bitcoin to operate its Bitcoin ATMs on a timely and affordable basis.

The Company operates Bitcoin ATMs whereby customers can exchange cash for bitcoin. If we are unable to secure bitcoin for our ATMs on a timely and affordable basis we may not be able to provide bitcoin to our customers. If we are unable to provide bitcoin to our customers it will have a material adverse effect on our business operations.

The businesses locations which our Bitcoin ATMs are currently in operation may discontinue their relationship with the Company and we may need to find alternative locations for our operating Bitcoin ATMs.

The Company currently has Bitcoin ATMs located at the LINQ Hotel and Casino, Sin City Vape, One Kicks Gym, and McFadden's Restaurant and Saloon. We can provide no assurance that these locations will continue to hold our Bitcoin ATMs for customer use and we may have to find alternative locations for our Bitcoin ATMs. If we are unable to find places for our Bitcoin ATMs to be used by the public it may have a material adverse effect on our business operations.

The loss of key personnel, particularly Conrad Huss, our sole officer and director, could have a material adverse effect on us.

Our continued success depends, to a significant extent, on the continued services of key personnel, particularly Conrad Huss, our sole officer and director. The loss of services of Mr. Huss, could diminish our business and growth opportunities and could have a material adverse effect on us.

Any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could harm our business.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. Further requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. Our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, estimating valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory), internal use software and website development (acquired and developed internally), accounting for income taxes, valuation of long-lived and intangible assets and goodwill, stock-based compensation and loss contingencies, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the price of our securities may decline.

The rapidly evolving nature of our industry and the constantly evolving nature of our business, make forecasting operating results difficult. We plan to upgrade and further expand the components of our infrastructure. We may experience difficulties with upgrades of our infrastructure, and may incur increased expenses as a result of these difficulties. As a result of these potential expenditures on our infrastructure, our ability to reduce spending may become limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our infrastructure would likely harm our business.

Natural disasters and geo-political events could adversely affect our business.

Natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornados, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect us or our services, suppliers, credit card processors or other service providers could adversely affect our business.

Sales by our significant stockholders could have an adverse effect on the market price of our stock.

Several of our stockholders own significant portions of our common stock. If one or more of stockholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.

Since there has been limited precedence set for financial accounting of digital currencies, it is unclear how we will be required to account for digital currency transactions in the future.

Since there has been limited precedence set for the financial accounting of digital currencies, it is unclear how we will be required to account for digital currency transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act's internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires, although, currently, as a small reporting company, we are not required to obtain such auditor certifications.

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act").

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, management identified a significant deficiency in our disclosure controls and procedures which may lead to a failure to prevent or detect misstatements.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, management identified a significant deficiency related to presence of weakness in our disclosure control and procedure resulting from limited internal audit functions. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2015 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our auditors have issued a "going concern" audit opinion.

Our independent auditors have indicated in their report on our June 30, 2015 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following: (i) changes in our industry, (ii) competitive pricing pressures, (iii) our ability to obtain working capital financing, (iv) additions or departures of key personnel, (v) sales of our common stock, (vi) our ability to execute our business plan, (vii) operating results that fall below expectations, (viii) loss of any strategic relationship, regulatory developments, and (ix) economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a very limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

Our shares of common stock are thinly traded, and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Our common stock is deemed a "penny stock," which would make it more difficult for our investors to sell their shares.

We may be subject now and in the future to the SEC's "penny stock" rules if our shares common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker- dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding convertible preferred stock, options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Our President and sole director, Mr. Conrad Huss, controls a significant percentage of our capital stock and has sufficient voting power to control the vote on substantially all corporate matters.

Conrad Huss, our President and sole director, controls a significant percentage of our capital stock.  Accordingly, Mr. Huss will be able to determine the composition of our board of directors, will retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.  As a result of his ownership and position in the Company, Mr. Huss is able to influence all matters requiring shareholder action, including significant corporate transactions.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

You will experience future dilution as a result of future equity offerings

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate a financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will occur. In addition, investors purchasing shares or other securities in the future could have rights superior to investors in this offering.

We may be accused of infringing intellectual property rights of third parties.

Other parties may claim that we infringe their intellectual property rights. In the future we may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

Use of social media may adversely impact our reputation.

There has been a marked increase in use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individual access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers, manufacturers, and their goods and services and often act on such information without further investigation, authentication and without regard to its accuracy. The availability of information on social media platforms and devices is virtually immediate as is its impact. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is virtually limitless. Information concerning or affecting us may be posted on such platforms and devices at any time. Information posted may be inaccurate and adverse to us, and it may harm our business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for the dissemination of trade secret information or compromise of other valuable company assets, any of which could harm our business.

Risks Related to the Bitcoin Network and Bitcoins

The further development and acceptance of the Bitcoin Network and other Digital Currency systems, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of the Bitcoin Network may adversely affect an investment in our Company.

Digital Currencies such as bitcoins may be used, among other things, to buy and sell goods and services. This is a new and rapidly evolving industry of which the Bitcoin Network is a prominent, but not unique, part. The growth of the Digital Currency industry in general, and the Bitcoin Network in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the Digital Currencies industry, as well as the Bitcoin Network, include:

•	continued worldwide growth in the adoption and use of bitcoins and other Digital Currencies;

•

government and quasi-government regulation of bitcoins and other Digital Currencies and their use, or restrictions on or regulation of access to and operation of the Bitcoin Network or similar Digital Currencies systems;

•	the maintenance and development of the open-source software protocol of the Bitcoin Network;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

•	general economic conditions and the regulatory environment relating to Digital Currencies.

A decline in the popularity or acceptance of the Bitcoin Network could adversely affect an investment in us.

Currently, there is relatively small use of bitcoins in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us.

As relatively new products and technologies, bitcoins and the Bitcoin Network have only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets, and use of bitcoins by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoins. A lack of expansion by bitcoins into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of bitcoin, either of which could adversely impact an investment in us.

The Core Developers or other programmers could propose amendments to the Bitcoin Network's protocols and software that, if accepted and authorized by the Bitcoin Network's community, could adversely affect an investment in us.

The Bitcoin Network is based on a math-based protocol that governs the peer-to-peer interactions between computers connected to the Bitcoin Network. The code that sets forth the protocol is informally managed by a development team known as the Core Developers that was initially appointed informally by the Bitcoin Network's purported creator, Satoshi Nakamoto. The members of the Core Developers evolve over time, largely based on self-determined participation in the resource section dedicated to bitcoin on Github.com. The Core Developers can propose amendments to the Bitcoin Network's source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin Network and the properties of bitcoins, including the irreversibility of transactions and limitations on the mining of new bitcoins. Proposals for upgrades and discussions relating thereto take place on online forums including GitHub.com and Bitcointalk.org. To the extent that a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network would be subject to new protocols and software that may adversely affect an investment in us. If less than a significant majority of the users and miners on the Bitcoin Network install such software upgrade(s), the Bitcoin Network could "fork."

The open-source structure of the Bitcoin Network protocol means that the Core Developers and other contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin Network and an investment in us.

The Bitcoin Network operates based on an open-source protocol maintained by the Core Developers and other contributors, largely on the GitHub resource section dedicated to bitcoin development. As the Bitcoin Network protocol is not sold and its use does not generate revenues for its development team, the Core Developers are generally not compensated for maintaining and updating the Bitcoin Network protocol. To the extent that material issues arise with the Bitcoin Network protocol, and the Core Developers and open-source contributor community are unable to address the issues adequately or in a timely manner, the Bitcoin Network and an investment in us may be adversely affected.

There are various forms of attack that have occurred or may occur in the future against the Bitcoin Network.

There are various forms of attack that have occurred or may occur in the future against the Bitcoin Network.

•

As with any other computer code, the Bitcoin Network source code may contain certain flaws. Several errors and defects have been found and corrected, including those that disabled some functionality for users, exposed users' information, or allowed users to create multiple views of the Bitcoin Network. Such flaws have been discovered and quickly corrected.

•

Malicious actors can structure an attack whereby such actor gains control of more than half of the Bitcoin Network's processing power or "hashrate." Although, computer scientists and cryptographers believe that the immense collective processing power of the Bitcoin Network makes it impracticable for an actor to gain control of computers representing a majority of the processing power on the Bitcoin Network it still presents a risk to the Bitcoin Network.

•

Malicious actor may propagate "cancer nodes" to isolate certain users from the legitimate Bitcoin Network. A target user functionally surrounded by cancer nodes would be put on a separate "network," allowing the malicious actor to relay only blocks created by the separate network and thus opening the target user to double-spending attacks.

These various forms of attack on the Bitcoin Network may have already occurred or may occur in the future. If the Bitcoin Network is compromised or users of Bitcoin do not believe they are safe using Bitcoins and the Bitcoin network it will have a material adverse effect on our Bitcoin ATM business operations.

If the award of bitcoins for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily. A reduction in the processing power expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on the Bitcoin Network or the Blockchain, potentially permitting such actor or botnet to manipulate the Blockchain in a manner that adversely affects an investment in us.

If the award of new bitcoins for solving blocks declines and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. Miners ceasing operations would reduce the collective processing power on the Bitcoin Network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin Network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power on the Bitcoin Network. On December 2 and December 17, 2014, the Bitcoin Network difficulty for block solutions was adjusted down by 0.73 percent and 1.37 percent, respectively. During the month of December 2014, confirmation time for block solutions was marginally impacted, with average block solution times (based on a seven-day moving average of block solution times) climbing from approximately 7.5 minutes to a high of 9 minutes, which speeds remain faster than the expected 10 minute confirmation time targeted by the Bitcoin Network protocol. More significant reductions in processing power on the Bitcoin Network could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or processing power of the Bitcoin Network may adversely impact an investment in us.

To the extent that the profit margins of Bitcoin mining operations are not high, operators of Bitcoin mining operations are more likely to immediately sell bitcoins earned by mining in the Bitcoin Exchange Market, resulting in a reduction in the price of bitcoins that could adversely impact an investment in us.

Over the past two years, Bitcoin Network mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation ASIC servers. Currently, new processing power brought onto the Bitcoin Network is predominantly added by incorporated and unincorporated "professionalized" mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior Bitcoin Network miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell bitcoins earned from mining operations on the Bitcoin Exchange Market, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins for more extended periods. The immediate selling of newly mined bitcoins greatly increases the supply of bitcoins on the Bitcoin Exchange Market, creating downward pressure on the price of bitcoins.

The extent to which the value of bitcoins mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined bitcoins rapidly if it is operating at a low profit margin-and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage of the 3,600 to 4,200 new bitcoins mined each day will be sold into the Bitcoin Exchange Market more rapidly, thereby reducing bitcoin prices. Lower bitcoin prices will result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoins until mining operations with higher operating costs become unprofitable and remove mining power from the Bitcoin Network. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoins could result in a reduction in the price of bitcoins that could adversely impact an investment in us.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the Blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in the Bitcoin Network, which could adversely impact an investment in us.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the Blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the Blockchain. Any systemic delays in the recording and confirmation of transactions on the Blockchain could result in greater exposure to double-spending transactions and a loss of confidence in the Bitcoin Network, which could adversely impact an investment in us.

The acceptance of Bitcoin Network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in the Bitcoin Network could result in a "fork" in the Blockchain, resulting in the operation of two separate networks until such time as the forked Blockchains are merged. The temporary or permanent existence of forked Blockchains could adversely impact an investment in us.

Bitcoin is an open source project and, although there is an influential group of leaders in the Bitcoin Network community including the Core Developers, there is no official developer or group of developers that formally controls the Bitcoin Network. Any individual can download the Bitcoin Network software and make any desired modifications, which are proposed to users and miners on the Bitcoin Network through software downloads and upgrades, typically posted to the bitcoin development forum on GitHub.com. A substantial majority of miners and bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes; otherwise, the changes do not become a part of the Bitcoin Network. Since the Bitcoin Network's inception, changes to the Bitcoin Network have been accepted by the vast majority of users and miners, ensuring that the Bitcoin Network remains a coherent economic system; however, a developer or group of developers could potentially propose a modification to the Bitcoin Network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin Network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of Bitcoin Network software, a fork in the Blockchain could develop and two separate Bitcoin Networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second "Bitcoin" network). Such a fork in the Blockchain typically would be addressed by community-led efforts to merge the forked Blockchains, and several prior forks have been so merged. This kind of split in the Bitcoin Network could materially and adversely impact an investment in us and, in the worst case scenario, harm the sustainability of the Bitcoin Network's economy.

Intellectual property rights claims may adversely affect the operation of the Bitcoin Network.

Third parties may assert intellectual property claims relating to the holding and transfer of Digital Currencies and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in the Bitcoin Network's long-term viability or the ability of end-users to hold and transfer bitcoins may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing the Bitcoin Network or holding or transferring their bitcoins. As a result, an intellectual property claim against us or other large Bitcoin Network participants could adversely affect an investment in us.

The Bitcoin Exchanges on which bitcoins trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that the Bitcoin Exchanges representing a substantial portion of the volume in bitcoin trading are involved in fraud or experience security failures or other operational issues, such Bitcoin Exchanges' failures may result in a reduction in the price of bitcoin and can adversely affect an investment in us.

The Bitcoin Exchanges on which the bitcoins trade are new and, in most cases, largely unregulated. Furthermore, many Bitcoin Exchanges (including several of the most prominent US Dollar denominated Bitcoin Exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, Bitcoin Exchanges, including prominent exchanges handling a significant portion of the volume of bitcoin trading.

Over the past four years, many Bitcoin Exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Bitcoin Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin Exchanges. While smaller Bitcoin Exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin Exchanges more stable, larger Bitcoin Exchanges are more likely to be appealing targets for hackers and "malware" (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). Further, the collapse of Mt. Gox in February 2014 indicated that even the largest Bitcoin Exchanges could be subject to abrupt failure with consequences for both users of a Bitcoin Exchange and the bitcoin industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, and the removal of Mt. Gox as an eligible bitcoin, the value of one bitcoin fell from approximately $795 on February 6, 2014 to $578 on February 20, 2014.

A lack of stability in the Bitcoin Exchange Market and the closure or temporary shutdown of Bitcoin Exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin Network and result in greater volatility in bitcoin value. These potential consequences of a Bitcoin Exchange's failure could adversely affect an investment in us.

Political or economic crises may motivate large-scale sales of Bitcoins, which could result in a reduction in Bitcoin value and adversely affect an investment in us.

As an alternative to fiat currencies that are backed by central governments, Digital Currencies such as bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins either globally or locally. Large-scale sales of bitcoins would result in a reduction in bitcoin value and could adversely affect an investment in us.

Demand for bitcoins is driven, in part, by its status as the most prominent and secure Digital Currency. It is possible that a Digital Currency other than bitcoins could have features that make it more desirable to a material portion of the Digital Currency user base, resulting in a reduction in demand for bitcoins, which could have a negative impact on the price of bitcoins and adversely affect an investment in us.

The Bitcoin Network and bitcoins, as an asset, hold a "first-to-market" advantage over other Digital Currencies. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure the Blockchain and transaction verification system. Having a large mining network results in greater user confidence regarding the security and long-term stability of a Digital Currency's network and its block chain; as a result, the advantage of more users and miners makes a Digital Currency more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

We believe that bitcoin also enjoys significantly greater acceptance and usage than other alternate digital currency (or altcoin) networks in the retail and commercial marketplace, due in large part to the relatively well-funded efforts of payment processing companies including Coinbase, BitPay and GoCoin.

Despite the marked first-mover advantage of the Bitcoin Network over other Digital Currencies, it is possible that an altcoin could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the Core Developers or a perceived advantage of an altcoin that includes features not incorporated into bitcoin. If an altcoin obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin's market share and have a negative impact on the demand for, and price of, bitcoins and could adversely affect an investment in us.

Security threats to us could result in, a loss of Company's bitcoins, or damage to the reputation and our brand, each of which could adversely affect an investment in us.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern since the launch of the Bitcoin Network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our bitcoins. Any breach of our infrastructure could result in damage to our reputation which could adversely affect an investment in us. Furthermore, we believe that, as our assets grow, it may become a more appealing target for security threats such as hackers and malware.

We rely on bitcoin wallets which security systems may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our, private keys, data or bitcoins. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect an investment in us.

In the event of a security breach, we may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in us.

A loss of confidence in our security system, or a breach of our security system, may adversely affect us and the value of an investment in us.

We will take measures to protect us and our bitcoins from unauthorized access, damage or theft; however, it is possible that the security system may not prevent the improper access to, or damage or theft of our bitcoins. A security breach could harm our reputation or result in the loss of some or all of our bitcoins. A resulting perception that our measures do not adequately protect our bitcoins could result in a loss of current or potential shareholders, reducing demand for our common stock and causing our shares to decrease in value.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoins may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect an investment in us.

Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the Bitcoin Network. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer of bitcoins or a theft of bitcoins generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. Although our transfers of bitcoins will regularly be made to or from vendors, consultants, services providers, etc. it is possible that, through computer or human error, or through theft or criminal action, our bitcoins could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received our bitcoins through error or theft, we will be unable to revert or otherwise recover incorrectly transferred Company bitcoins. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us.

Our bitcoins may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of our bitcoins could be lost, stolen or destroyed. We believe that our bitcoins will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our bitcoins. Although we utilize Bitgo Inc.'s enterprise multi-signature storage solution, to minimize the risk of loss, damage and theft, we cannot guarantee that it will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to our bitcoins could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations and, consequently, an investment in us.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our shareholders to the risk of loss of our bitcoins for which no person is liable.

The bitcoins held by us are not insured. Therefore, a loss may be suffered with respect to our bitcoins which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

Bitcoins held by us are not subject to FDIC or SIPC protections.

We do not hold our bitcoins with a banking institution or a member of the Federal Deposit Insurance Corporation ("FDIC") or the Securities Investor Protection Corporation ("SIPC") and, therefore, our bitcoins are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

We may not have adequate sources of recovery if our bitcoins are lost, stolen or destroyed.

If our bitcoins are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours.

Intellectual property rights claims may adversely affect an investment in us.

We are not aware of any intellectual property claims that may prevent us from operating and holding bitcoins; however, third parties may assert intellectual property claims relating to the operation of us and the mechanics instituted for the investment in, holding of and transfer of bitcoins. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses and be borne by us through the sale of our bitcoins. Additionally, a meritorious intellectual property claim could prevent us from operating and force us to liquidate our bitcoins. As a result, an intellectual property claim against us could adversely affect an investment in us.

Regulatory changes or actions may restrict the use of bitcoins or the operation of the Bitcoin Network in a manner that adversely affects an investment in us.

Until recently, little or no regulatory attention has been directed toward bitcoins and the Bitcoin Network by US federal and state governments, foreign governments and self-regulatory agencies. As bitcoins have grown in popularity and in market size, the Federal Reserve Board, US Congress and certain US agencies (e.g., FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin Network, Bitcoin users and the Bitcoin Exchange Market. Local state regulators such as the California Department of Financial Institutions and the New York State Department of Financial Services have also initiated examinations of bitcoins, the Bitcoin Network and the regulation thereof. Additionally, a US federal magistrate judge in the US District Court for the Eastern District of Texas has ruled that "Bitcoin is a currency or form of money," two CFTC commissioners publicly expressed a belief that derivatives based on bitcoins are subject to the same regulation as those based on commodities, and the IRS released guidance treating bitcoins as property that is not currency for US federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow these asset classifications. On June 28, 2014, the Governor of the State of California signed into law a bill that removed state-level prohibitions on the use of alternative forms of currency or value (including bitcoins). The bill indirectly authorizes bitcoins' use as an alternative form of money in the state. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in us or our ability to continue to operate.

Currently, CFTC has formally asserted regulatory authority over bitcoins as a digital currency derivativeTo the extent that bitcoins themselves are determined to be a security, commodity future or other regulated asset, or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the Bitcoin Network or bitcoin trading and ownership, trading or ownership in bitcoins may be adversely affected.

To the extent that future regulatory actions or policies limit the ability to exchange bitcoins or utilize them for payments, the demand for bitcoins will be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert bitcoins into fiat currency (e.g., US Dollars) or use bitcoins to pay for goods and services. Such regulatory actions or policies could adversely affect an investment in us.

Bitcoin currently faces an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia. While certain governments such as Germany-where the Ministry of Finance has declared bitcoins to be "Rechnungseinheiten" (a form of private money that is recognized as a unit of account, but not recognized in the same manner as fiat currency) - have issued guidance as to how to treat bitcoins, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of bitcoins, the Bitcoin Network and bitcoin users. Among those for which preliminary guidance has been issued in some form, Canada and Taiwan have labeled bitcoin as a digital or virtual currency, distinct from fiat currency, while Sweden and Norway are among those to categorize bitcoin as a form of virtual asset or commodity. In China, a recent government notice classified bitcoins as legal and "virtual commodities;" however, the same notice restricted the banking and payment industries from using bitcoin, creating uncertainty and limiting the ability of Bitcoin Exchanges to operate in the then-second largest bitcoin market. Since December 2013, both China and Russia have taken a more restrictive stance toward bitcoin and, thereby, have reduced the rate of expansion of bitcoin use in each country. In May 2014, the Central Bank of Bolivia banned the use of bitcoins as a means of payment. In the summer and fall of 2014, Ecuador announced plans for its own state-backed electronic money, while passing legislation that reportedly prohibits the use of decentralized Digital Currencies such as bitcoins. Conversely, regulatory bodies in some countries such as India and Switzerland have declined to exercise regulatory authority when afforded the opportunity. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network and its users, particularly Bitcoin Exchanges and service providers that fall within such jurisdictions' regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoins by users, merchants and service providers outside of the United States and may therefore impede the growth of the bitcoin economy.

The effect of any future regulatory change on us or bitcoins is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoins in one or more countries, and ownership of, holding or trading in or Company's securities may also be considered illegal and subject to sanction.

Although currently bitcoins are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use bitcoins or to exchange bitcoins for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in our securities. Such restrictions may adversely affect an investment in us.

Certain required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to terminate certain operations. Any termination of certain Company operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

We are registered with FinCEN as a money service business and we are required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

Additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly affecting an investment in us in a material and adverse manner. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to money service businesses and money transmitters. If we are deemed to be subject to and determines not to comply with such additional regulatory and registration requirements due to the added expenses, we may suspend certain operations that would make us subject to additional regulatory and registration requirements. Such restrictions may adversely affect an investment in us.

If regulatory changes or interpretations require the regulation of bitcoins under the CEA by the CFTC and/or under the Securities Act and Investment Company Act by the SEC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. In particular, the bitcoins may not be excluded from the definition of "commodity future" or "security" by such future CFTC and SEC rulemaking or interpretation, respectively. As of the date of this prospectus, we are not aware of any rules or interpretations that have been proposed to regulate bitcoins as commodity futures or securities. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law.

To the extent that bitcoins are deemed to fall within the definition of a commodity future pursuant to subsequent rulemaking by the CFTC, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses of ours, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain if our operations. Any such action may adversely affect an investment in us.

To the extent that bitcoins are deemed to fall within the definition of a security pursuant to subsequent rulemaking by the SEC, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that Digital Currencies such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-Blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may have adversely affect an investment in our Company.

On December 5, 2014, the New York State Department of Taxation and Finance issued guidance regarding the application of state tax law to Digital Currencies such as bitcoins. The agency determined that New York State would follow IRS guidance with respect to the treatment of Digital Currencies such as bitcoins for state income tax purposes. Furthermore, they defined Digital Currencies such as bitcoin to be a form of "intangible property," meaning the purchase and sale of bitcoins for fiat currency is not subject to state income tax (although transactions of bitcoin for other goods and services maybe subject to sales tax under barter transaction treatment). It is unclear if other states will follow the guidance of the IRS and the New York State Department of Taxation and Finance with respect to the treatment of Digital Currencies such as bitcoins for income tax and sales tax purposes. If a state adopts a different treatment, such treatment may have negative consequences including the imposition of greater a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoins, generally; in either case potentially having a negative effect on prices in the Bitcoin Exchange Market and may adversely affect an investment in our Company.

Foreign jurisdictions may also elect to treat Digital Currencies such as bitcoins differently for tax purposes than the IRS or the New York State Department of Taxation and Finance. To the extent that a foreign jurisdiction with a significant share of the market of bitcoin users imposes onerous tax burdens on bitcoin users, or imposes sales or value added tax on purchases and sales of bitcoins for fiat currency, such actions could result in decreased demand for bitcoins in such jurisdiction, which could impact the price of bitcoins and negatively impact an investment in our Company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

Currently, we use 242 West Main Street, Hendersonville, Tennessee as our business center. We use this space for no fee until December 31, 2015. We believe this facility is presently adequate for the performance of all company functions for our business operations.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our shares of common stock began trading under the symbol "BRZG" and are now trading on the OTC Pink under the symbol "CNXS".

The following table sets forth the high and low trade information for our common stock for each quarter during the past three fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

June 30, 2015	$0.0005	$0.001
March 31, 2015	$0.0047	$0.0065
December 31, 2014	$0.0001	$0.0001
September 30, 2014	$0.0001	$0.0001
June 30, 2014	$0.0004	$0.0002
March 31, 2014	$0.0024	$0.0034
December 31, 2013	$0.0001	$0.0002
September 30, 2013	$0.0005	$0.0008
June 30, 2013	$0.0015	$0.0016
March 31, 2013	$0.0027	$0.0027
December 31, 2012	$0.0006	$0.0012
September 30, 2012	$0.009	$0.009
June 30, 2012	$0.055	$0.062

(b) Holders

As of November 10, 2015, a total of 31,178,843 shares of the Company's common stock are currently outstanding held by approximately 48 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Empire Stock Transfer with its business address at 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

(d) Securities Authorized for Issuance under Equity Compensation Plans

On January 7, 2010, the Board of Directors of the Company adopted the 2010 Stock Incentive and Compensation Plan, whereby the Board of Directors authorized 8,000,000 shares of the Company's common stock to be reserved for issuance (the "2010 Stock Incentive Plan"). The purpose of the 2010 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to the Company and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2010 Stock Incentive Plan are limited to the Company's employees, including employees of the Company's subsidiaries, the Company's directors and consultants to the Company. The recipient of any grant under the 2010 Stock Incentive Plan, and the amount and terms of a specific grant, is, determined by the board of directors. Should any option granted or stock awarded under the 2010 Stock Incentive Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

Rule 10B-18 Transactions

During the years ended June 30, 2015 and 2014, there were no repurchases of the Company's common stock by the Company.

Unregistered Sales of Equity Securities

On September 24, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC v. Brazil Gold Corp., now known as Conexus Cattle Corp. Under the terms of the Stipulation, we agreed to issue to ASC Recap, a related party, as settlement of certain liabilities owed by us in the aggregate amount of $298,602.10 (the "Claim Amount"), shares of common stock (the "Settlement Shares"), as well as a promissory note in the principal amount of the $50,000.00 maturing six months from the date of issuance, as a fee to ASC Recap ("Fee Note"). ASC Recap had purchased the liabilities from our creditors (both affiliated and nonaffiliated) with a face amount of $298,602.10. The total amount of liabilities, as reported by us in this Form 10-K was $3,109,042, inclusive of the $348,602.10 representing the Claim Amount and the Fee Note. Pursuant to the Stipulation entered into by the parties, we agreed to issue to ASC Recap, in one or more tranches as necessary, that number of shares of common stock sufficient to generate net proceeds (less a discount of 25%) equal to the Claim Amount, as defined in the Stipulation. The parties reasonably estimated that, should we issue Settlement Shares sufficient to satisfy the entire Claim Amount, the fair market value of such Settlement Shares and all other amounts to be received by ASC Recap would equal approximately $465,000. Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by ASC Recap may not exceed 9.99% of our outstanding shares of common stock at any one time.

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

In April 2014, we issued 6,500 shares of our Series B convertible preferred stock ("Series B Preferred") to each of Mr. Stephen J. Price and Mr. Gerard Daignault for serving as officers and directors of our company, which shares are convertible into a total of 783,318 shares (post-split) of our common stock, and we issued 3,500 shares of our Series C convertible preferred stock ("Series C Preferred") to each of ASC Recap, a related party, and Adirondack Partners LLC, a related party, upon entering into consulting agreements with us, which shares are convertible (subject to a 9.99% beneficial ownership limitation applicable to each holder) into a total of 361,531 shares (post-split) of our common stock.

In May 2015, the Company, Bitcoin Direct LLC, a Nevada limited liability company ("Bitcoin") and all of the members of Bitcoin, entered into a Securities Exchange Agreement, pursuant to which the Company acquired memberships interests representing 51% of Bitcoin in exchange for the issuance of 500 shares of the Company's Series H convertible preferred stock ("Series H Preferred"), with an aggregate stated value equal to $500,000 (the "Exchange Agreement"). Each share of Series H Preferred shall be convertible into shares of common stock, at the option of the holder, but subject to a 9.99% beneficial ownership limitation applicable to each holder, at any time and from time to time after the issuance of the Series H Preferred by dividing the stated value of each share of Series H Preferred by a conversion ratio equal to $0.0025.

In May 2015, the Company issued 6,500 shares of Series D convertible preferred stock ("Series D Preferred") to each of Mr. Price and Mr. Daignault, in exchange for the surrender and retirement of the 6,500 shares of Series B Preferred held by both Mr. Price and Mr. Daignault. Each share of Series D Preferred shall be convertible into shares of common stock of the Company, at the option of the holder, but subject to a 9.99% beneficial ownership limitation applicable to each holder, at any time and from time to time after the issuance of the Series D Preferred by dividing the stated value of each share of Series D Preferred by a conversion ratio equal to $0.0025.

In May 2015, the Company issued to Southridge Partners II LLP, 35 shares of the Company's Series G convertible preferred stock ("Series G Preferred") for cash consideration of $35,000. Each share of Series G Preferred shall be convertible into shares of common stock, at the option of the holder, but subject to a 9.99% beneficial ownership limitation applicable to each holder, at any time and from time to time after the issuance of the Series G Preferred by dividing the stated value of such share of Series G Preferred by a conversion ratio equal to $0.0025. The Series G Preferred ranks pari passu with all other designated preferred stock issued by the Company.

The securities disclosed above were not registered under the Securities Act, but qualified for exemption under Section 3(a)(10) and Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a "public offering," as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER "FORWARD-LOOKING STATEMENTS" AND "RISK FACTORS" AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

Plan of Operation

The Company's plan of operation over the next 12 months is to continue to seek high volume and value locations for our branded and unbranded Bitcoin ATMs. Additionally, the Company is pursuing additional ways to maximize its endorsements and to expand revenue opportunities.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Business

Conexus Cattle Corp. is a corporation incorporated under the laws of the State of Nevada (the "Company"). The focus of the Company is to provide Bitcoin ATMs throughout the country. At this time, the Company currently has four operating Bitcoin ATMs located in Las Vegas, Nevada.

The Acquisition

On May 13, 2015, the Company, Bitcoin Direct LLC, a Nevada limited liability company ("Bitcoin") and all of the members of Bitcoin, entered into a Securities Exchange Agreement, pursuant to which the Company acquired memberships interests representing 51% of Bitcoin in exchange for 500 shares of the Company's Series H Preferred (as defined below), with an aggregate stated value equal to $500,000 (the "Exchange Agreement"). In accordance with the terms of the Exchange Agreement, the Company has agreed to provide a working capital facility to Bitcoin in an amount up to $300,000 to be utilized by Bitcoin as needed and to be repaid by Bitcoin from working capital generated from Bitcoin's operations. In addition, the Exchange Agreement provides an option to the members of Bitcoin for a period of five years to repurchase from the Company 10% of the Bitcoin membership interests held by the Company for $250,000.

For more information with respect to the acquisition and related transactions please see the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 19, 2015. The foregoing description of the Securities Exchange Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Securities Exchange Agreement, a copy which has been filed with the U.S. Securities and Exchange Commission on May 19, 2015 as Exhibit 10.1 to the Current Report on Form 8-K.

Results of Operations

For The Year Ended June 30, 2015, Compared to The Year Ended June 30, 2014

Revenues

On May 13, 2015, we acquired a 51% interest in Bitcoin Direct LLC and recognized digital currency ATM operating revenues of $23,718 for the year ended June 30, 2015. There was no revenue during the year ended June 30, 2014.

Operating Expenses

For the year ended June 30, 2015, operating expenses were $918,685 compared to $728,583 during the year ended June 30, 2014.  The increase of $190,102 was principally due to the following:

•

Consulting expenses were $72,000 for the year ended June 30, 2015 compared to the $180,000 for the year ended June 30, 2014. This decrease of $108,000 was due to the termination of a consulting contract in March 2014 partially offset by the subsequent reengagement of the contract. The contract was outstanding for 5 ½ months in the current year and nine months in the year ending June 30, 2014;

•

Professional fees were $268,155 for the year ended June 30, 2015 compared to $152,599 for the year ended June 30, 2014. The increase of $115,556 was principally due to substantially greater legal and filing fees during the current period;

•

Compensation expense was $395,940 for the current year compared to $219,281 for the prior year. The increase of $176,659 was due to accrued salaries for Conexus Cattle personnel which did not exist in the prior period;

•	A loss on investment in unconsolidated subsidiary due to the write-off of the $55,000 investment in the subsidiary during the current year;
•	A loss of $6,000 due to the write-off of obsolete inventory during the current year;
•	A loss of $12,000 due to the write-off of the note receivable during the current year that was issued to a prospective cattlemen in a prior period; and
•

General and administrative expenses were $62,842 for the year ended June 30, 2015 compared to $129,712 for the year ended June 30, 2014. The decrease of $66,870 was due principally to fees associated with the Company's 3a10 program incurred in the second fiscal quarter of the prior year.

Other Income (Expense)

For the year ended June 30, 2015, Other Income (Expense) was $1,908,393 compared to ($14,209,612) during the year ended June 30, 2014.  The change of $16,118,005 was principally due to the following:

•

Derivative expense was ($198,494) for the year ended June 30, 2015 compared to ($356,780) for the year ended June 30, 2014. The change of $158,286 was due to lower debt issuances throughout the year ended June 30, 2015, compared to the prior period;

•

Interest expense was ($302,107) for the year ended June 30, 2015 compared to ($483,444) for the year ended June 30, 2014. The change since the prior year was due to reduced amortization of debt discounts due to reduced issuances of debt in addition to debt conversions during the current year;

•

During the year ended June 30, 2015, the Company recorded a gain of $84,786 on the settlement of debt compared to a loss of ($3,428,919) in the prior year. This change was based primarily to the expenses associated with the retirement of convertible debt due to the following three reasons: a) during the year ended June 30, 2014, there were a substantially greater number of conversions than in the current period; b) higher stock prices in the current period, and c) a $20,000 write-off of debt and its associated derivative liability in the current period;

•	The elimination of the accrual associated with the Conversion feature of Preferred stock of $1,390,456 due to the reverse split.
•

During the year ended June 30, 2105, the Company recorded a gain of $946,140 on the change in fair value of the derivative liabilities compared to a loss of ($957,077) for the year ended June 30, 2014.

Net Income (loss) applicable to common shareholders

The net income applicable to common shareholders for the year ended June 30, 2015 was $716,412 compared to a net loss applicable to common stockholders of ($14,938,195) for the year ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, our net cash balance was $85,687.  We may attempt to sell additional equity shares or issue debt to support our operations.  Any sale of additional equity securities will result in dilution to our stockholders.  There can be no assurance that additional financing will be available to us or, if available to us, on acceptable terms.

At June 30, 2015, we had a working capital deficit of ($1,705,719), compared to a working capital deficit of ($3,055,697), at June 30, 2014.  At June 30, 2015, our current assets consisted of cash of $85,687 and digital currencies of $3,895. Our current assets as of June 30, 2014 consisted of cash of $35,344, notes receivable of $12,000, and inventory of $6,000.

At June 30, 2015, our total current liabilities decreased to $1,795,301 from $3,109,042 at June 30, 2014. The decrease was mainly attributable to a reduction of $1,102,516 in the derivative liability balance to $559,900 and decreased accrued dividend payable of $368,219 due to the forfeiture of the dividends on Preferred stock. These decreases were partially offset by an increase of $182,618 in accrued expenses.

Operating Activities

The Company used cash of $5,205 in operating activities during the year ended June 30, 2015, as compared to $95,975 provided by operating activities during the year ended June 30, 2014. The Company recognized net income during the year ended June 30, 2015 of $1,013,426 as compared to a loss of $14,938,195 for the year ended June 30, 2014. For the year ended June 30, 2015, the adjustments for significant non-cash items included the write-off of the investment in unconsolidated subsidiary of $55,000, the write-off of obsolete inventory of $6,000, the write-off of a note receivable of $12,000, the issuance of convertible notes for services totaling $72,000, professional fees and accrued interest for note conversions totaling $21,979, amortization of debt discount on convertible debt of $272,384, a loss of $12,388 on settlement of 3A(10) Program and derivative expense of $198,494. These increases were offset by a gain on settlement of debt of $84,785, income of $1,390,456 associated with the Conexus acquisition and the change in fair value of derivative liabilities of $946,140.Cash used in operations was also influenced by increases in digital currencies, accounts payable and accrued expenses.

For the year ended June 30, 2014, the loss was offset by the adjustments for significant non-cash items such as convertible notes issued for services totaling $242,000, amortization of $443,303 on the discount on convertible note, accretion of the original issue discount of $16,323, a loss of $3,428,919 on the settlement of debt, a loss of $56,728 on settlement of accounts payable, a total of $8,926,663 of expenses associated with the Conexus acquisition, a derivative expense of $356,780, and a change in fair value of the derivative liabilities of $957,077. Cash used in operations was also influenced by increases in notes receivable, inventory, accounts payable, accrued expenses, and accrued dividends.

Investing Activities

During the year ended June 30, 2015, the Company incurred $27,595 of expenditures on property and equipment compared to $0 during the year ended June 30, 2014. During the year ended June 30, 2014, the Company invested $55,000 in its unconsolidated subsidiary.

Financing Activities

During the year ended June 30, 2015, the Company had $83,143 in cash provided by financing activities, as compared to $11,183 used by financing activities during the year ended June 30, 2014. During the year ended June 30, 2015, the Company received proceeds of $2,600 from officer loans, $35,000 from the sale of preferred stock, $2,965 from the proceeds of promissory notes, and proceeds of $42,578 from the issuance of convertible notes. During the year ended June 30, 2014, accrued dividends of $368,219 were forfeited which was offset by proceeds from convertible debentures of $345,609 received during the period, $9,509 received from related parties and $1,918 of interest expense to related party.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss from operations and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company's cash position may not be sufficient to support the Company's daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 2 to the annual consolidated financial statements for the year ended June 30, 2015 and 2014. The consolidated financial statements are prepared in conformity with U.S. GAAP.

The accounting policies set out in Note 2 have been applied consistently to all periods presented in these audited consolidated financial statements.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, estimates and assumptions used in valuation of derivative liability and equity instruments and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Recently Issued Accounting Pronouncements

ASU 2015-03-In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. The guidance in ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on the Company's balance sheets on a gross basis and will have no impact on net assets.

ASU 2015-02-In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

ASU 2014-16-In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, or ASU No. 2014-16. The amendments of ASU No. 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract. The guidance in ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

ASU 2014-09-In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. The guidance of ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off Balance Sheet Arrangements.

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-26 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the fiscal period covered by this report, June 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

(b) Management's Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(c) Changes in Internal Controls Over Financial Reporting

During the most recently completed year, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of June 30, 2015. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME(1)	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Conrad Huss	66	President, Director	May 2013

_______________

(1)	On May 11, 2015, Stephen Price and Gerard Daignault resigned from all positions as officers and directors of the Company.

The Company's directors serve in such capacity until the first annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's board of directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person's activities are material to the operation of the Company.

Mr. Conrad Huss, President, Director

Mr. Huss, 66, serves as the sole officer and director of the Company. Mr. Huss is a financial professional with over 25 years of investment banking and operating experience. Most recently, he was with Ocean Cross Capital Markets, as Senior Managing Director from 2011 to 2013. Previously, Mr. Huss served as the Senior Managing Director at Southridge Investment Group from 2006 to 2011. Mr. Huss is currently a member on the board of directors of Harrison Vickers and Waterman Inc. We believe Mr. Huss is qualified to serve as a director of the Company due to his financial and operational experience.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Executive Legal Proceedings

On December 8, 2014, our sole officer and director Mr. Conrad Huss was named a respondent in a FINRA complaint alleging that in 2006 he made certain misrepresentations in connection with the solicitation and sale of promissory notes ("Notes") issued by a real estate development company in a private offering. Mr. Huss vehemently denied the allegations and vigorously defended himself against the claims. On October 14, 2015, without admitting or denying the allegations in the complaint, Mr. Huss consented to an Offer of Settlement with FINRA and was suspended from associating with any FINRA member for a period of two years, and a fine in the amount of $20,000.

Except as set forth above, no director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

Committees of the Board of Directors

At this time there are no committees of the board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company's knowledge, any reports required to be filed were timely filed as of June 30, 2015.

Code of Ethics

The Company has not adopted a Code of Ethics that applies to the Registrant's directors, officers and key employees. The Company plans to create a Code of Ethics this quarter.

Item 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by us to our executive officers during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Conrad Huss	2015	40,500							40,500
President, Director	2014	73,125		36,000					109,125
	2013	20,000							20,000
Stephen Price	2015	174,446.05							174,446.05
Former CEO, Director	2014	65,283							65,283
	2013
Gerard Daignault	2015	174,446.05							174,446.05
Former CFO, Director	2014	65,283							65,283
	2013

________________

(1)	On May 11, 2015, Stephen Price and Gerard Daignault resigned from all positions as officers and directors of the Company.

(2)

On January 28, 2014, Mr. Huss was issued 36,000,000 shares of restricted common stock of the Company. On January 12, 2015, the Company effected a 1:1000 reverse stock split of the common stock of the Company. Due to the restriction and limited trading volume, the shares were valued at par value at the time of issuance.

(3)

On May 13, 2015, the Company entered into an agreement in order to satisfy outstanding liabilities of the Company due to our former Chief Executive Officer and former Director of the Company, Mr. Stephen Price ("Price"). According to the settlement, Price received 150 shares of the Company's Series E Preferred Stock in exchange for the termination of all deferred compensation owing to Price and all obligations of the Company due to Price.

(4)

On May 13, 2015, the Company entered into an agreement in order to satisfy outstanding liabilities of the Company due to our former Chief Financial Officer and former Director of the Company, Mr. Gerard Daignault ("Daignault"). According to the settlement, Daignault received 150 shares of the Company's Series E Preferred Stock in exchange for the termination of all deferred compensation owing to Daignault and all obligations of the Company due to Daignault.

2015 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Conrad Huss	0	0	0	0	0	0	0

Stephen Price	0	0	0	0	0	0	0

Gerard Daignault	0	0	0	0	0	0	0

______________

(1)	On May 11, 2015, Stephen Price and Gerard Daignault resigned from all positions as officers and directors of the Company.

Employment Contracts

On May 13, 2015, Mr. Conrad Huss entered into a one year employment services agreement to serve as the Company's President ("President"). The President will receive monthly fees of $10,000 per month payable in the form of cash or a promissory note. The Company shall reimburse the President for all normal, usual and necessary expenses incurred by the President in furtherance of the business and affairs of the Company, including reasonable travel and entertainment, upon timely receipt by the Company of appropriate vouchers or other proof of the President's expenditures and otherwise in accordance with any expense reimbursement policy as may from time to time be adopted by the Company.

The President's employment hereunder shall be terminated upon the President's death. Additionally, the President's employment hereunder may be terminated by the board of directors of the Company (or its successor) upon (i) the occurrence of a Change of Control which shall mean (i) the acquisition, directly or indirectly, following the date hereof by any person (as such term is defined in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), in one transaction or a series of related transactions, of securities of the Company representing in excess of fifty percent (50%) or more of the combined voting power of the Company's then outstanding securities if such person or his or its affiliate(s) do not own in excess of 50% of such voting power as of May 13, 2015, or (ii) the future disposition by the Company (whether direct or indirect, by sale of assets or stock, merger, consolidation or otherwise) of all or substantially all of its business and/or assets in one transaction or series of related transactions (other than a merger effected exclusively for the purpose of changing the domicile of the Company). The President's employment may be terminated by the board of directors of Company or by the President without cause at any time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Executive Officers, Directors, and More than 5% Beneficial Owners

The following table sets forth certain information, as of November 10, 2015, with respect to the beneficial ownership of our Capital Stock by: (i) each holder of more than five percent of the outstanding shares of our Capital Stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group. Our issued and outstanding voting securities on November 4, 2015, consisted of (i) 31,178,843 shares of our Common Stock, (ii) 7,000 shares of Series C, (iii) 13,000 shares of Series D, (iv) 440 shares of Series E (non-voting), (v) 51 shares of Series F, (vi) 277 shares of Series G, and (vii) 500 shares of Series H (except for the Series F and Series C, all preferred stock with voting rights issued by the Company is subject to a 9.99% beneficial ownership limitation applicable to each holder).

Name(7)	Number of Shares	Class of Capital Stock	Percent of Capital Stock Vote (3)
Conrad Huss	36,000	Common Stock	Less than 1 percent
Conrad Huss(4)	51	Series F
Oscaleta Partners(1)	7,000	Series C	9.99%
Oscaleta Partners(2)	13,000	Series D	9.99%
Southridge Partners II LP(5)	35	Series G	9.99%
Tarpon Bay Partners LP(6)	242	Series G	9.99%
Tarpon Bay Partners LP(7)	250	Series H	9.99%
Barton PK LLC(8)	250	Series H	9.99%
All directors and executive officers as a group (1 person)
Conrad Huss	36,000	Common Stock	Less than 1 percent
Conrad Huss(4)	51	Series F

______________

(1)

Mr. Henry Sargent controls the 7,000 shares of the Company's Series C held by Oscaleta Partners, which shares are each convertible into 51.647 shares of our common stock. The Series C votes on an as-converted basis on any matter submitted to the holders of our common stock and is subject to a beneficial ownership limitation of 9.99%. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3.

(2)

Mr. Henry Sargent controls the 13,000 shares of the Company's Series D held by Oscaleta Partners, which shares are each convertible into 400,000 shares of our common stock. The Series D votes on an as-converted basis on any matter submitted to the holders of our common stock and is subject to a beneficial ownership limitation of 9.99%. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3.

(3)	We currently have 440 shares of Series E issued and outstanding. The Series E holds no voting rights.

(4)	Mr. Conrad Huss, the Company's sole officer and director, holds 51 shares of Series F.

(5)

Mr. Stephen Hicks and Henry Sargent control the 35 shares of the Company's Series G held by Southridge Partners II LLP, which shares are each convertible into 400,000 shares of our common stock. The Series G votes on an as-converted basis on any matter submitted to the holders of our common stock and is subject to a beneficial ownership limitation of 9.99%. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3.

(6)

Mary Hicks Irrevocable Trust (Connecticut) (the "Trust") and Mountain West Partners LLC control the 242 shares of the Company's Series G held by Tarpon Bay Partners, which shares are each convertible into 400,000 shares of our common stock. The trustee of the Trust is Mary Hicks and the managing member of Mountain West Partners LLC is Henry Sargent. The Series G votes on an as-converted basis on any matter submitted to the holders of our common stock and is subject to a beneficial ownership limitation of 9.99%. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3.

(7)

The Trust and Mountain West Partners LLC control the 250 shares of the Company's Series H held by Tarpon Bay Partners, which shares are each convertible into 400,000 shares of our common stock. The trustee of the Trust is Mary Hicks and the managing member of Mountain West Partners LLC is Henry Sargent. The Series H votes on an as-converted basis on any matter submitted to the holders of our common stock and is subject to a beneficial ownership limitation of 9.99%. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3.

37

(8)

Peter Klamka controls the 250 shares of the Company's Series H held by Barton PK LLC, which shares are each convertible into 400,000 shares of our common stock. The Series H votes on an as-converted basis on any matter submitted to the holders of our common stock and is subject to a beneficial ownership limitation of 9.99%. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3.

(9)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 242 West Main Street, Hendersonville, Tennessee 37075.

(10)

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are approximately 50,890,107 shares of captial stock issued and outstanding as of November 10, 2015. See the description of securities section herein for additional information with respect to our capital stock.

Description of Securities

The Company is authorized to issue 10,000,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. As of the date hereof, the Company's issued and outstanding common and preferred stock consisted of (i) 31,178,843 shares of our Common Stock, (ii) 7,000 shares of Series C, (iii) 13,000 shares of Series D, (iv) 440 shares of Series E (non-voting), (v) 51 shares of Series F, (vi) 277 shares of Series G, and (vii) 500 shares of Series H (except for the Series F, all preferred stock with voting rights issued by the Company is subject to a 9.99% beneficial ownership limitation applicable to each holder)

Common Stock

As of the date hereof, we had 31,178,843 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issued upon convertible instruments, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of preferred stock, if any, and any other restrictions, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company's board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on common stock.

Creation of Preferred Stock

On April 7, 2014, the Board of Directors of the Company approved the designation of two new classes of Convertible Preferred Stock, authorizing the filing with the State of Nevada of Certificates of Designation authorizing the creation of 13,000 shares of Series B 8% Convertible Preferred Stock and 7,000 shares of Series C 8% Convertible Preferred Stock.

On May 13, 2015, the Board of Directors of the Company approved the designation of five new classes of Convertible Preferred Stock, authorizing the filing with the State of Nevada of Certificate of Designations authorizing the creation of 13,000 shares of Series D 8% Convertible Preferred Stock, 440 shares of Series E Preferred Stock, 51 shares of Series F Preferred Stock, 1,500 shares of Series G 8% Convertible Preferred Stock, and 500 shares of Series H 8% Convertible Preferred Stock.

Series B 8% Convertible Preferred Stock (the "Series B Preferred")

The following is a summary of the material rights and preferences of the Series B Preferred set forth in the Certificate of Designation for the Series B Preferred, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation for the Series B Preferred.

Holders of the Series B Preferred are entitled to cumulative dividends equal to eight percent of the stated value ($1,000) of the Series B Preferred, payable quarterly in cash or common stock at the option of the holder.  At the option of the holder, each share of Series B Preferred converts into 60,255.214 shares (60.255 shares post-split) (the "Series B Conversion Ratio") of Common Stock of the Company, provided that, for a period of 36 months from the issuance date of the Series B Preferred, if the Series B Conversion Ratio converts into a number of shares of common stock of the Company totaling less than 61.75% of the then outstanding shares of Common Stock of the Company, then the Series B Conversion Ratio shall be adjusted such that the Series B Preferred shall be convertible into 61.75% of the then outstanding shares of Common Stock of the Company.  The Series B Conversion Ratio is subject to adjustment under certain circumstances.  The Series B Preferred votes on an as converted basis on any matter submitted to the holders of the Company's common stock.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series B Preferred are entitled to receive out of the assets of the Company the stated value per share of Series B Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series B Preferred as to such payment or distribution.

All of the issued and outstanding Series B Preferred Stock was cancelled in exchange for Series E Preferred Stock issued pro-rata.

Series C 8% Convertible Preferred Stock (the "Series C Preferred")

The following is a summary of the material rights and preferences of the Series C Preferred set forth in the Certificate of Designation for the Series C Preferred, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation for the Series C Preferred.

Holders of the Series C Preferred are entitled to cumulative dividends equal to eight percent of the stated value ($1,000) of the Series C Preferred, payable quarterly in cash or common stock at the option of the holder.  At the option of the holder, each share of Series C Preferred converts into 51,647.326 shares (51.647 shares post-split) (the "Series C Conversion Ratio") of Common Stock of the Company, provided that, for a period of 36 months from the issuance date of the Series C Preferred, if the Series C Conversion Ratio converts into a number of shares of common stock of the Company totaling less than 33.25% of the then outstanding shares of Common Stock of the Company, then the Series C Conversion Ratio shall be adjusted such that the Series C Preferred shall be convertible into 33.25% of the then outstanding shares of Common Stock of the Company.  The Series C Conversion Ratio is subject to adjustment under certain circumstances.  The Series C Preferred votes on an as converted basis on any matter submitted to the holders of the Company's common stock and is subject to a 9.99% beneficial ownership limitation.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series C Preferred are entitled to receive out of the assets of the Company the stated value per share of Series C Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series C Preferred as to such payment or distribution.

Series D 8% Convertible Preferred Stock (the "Series D Preferred")

On May 13, 2015, the board of directors (the "Board") of the Company authorized a Certificate of Designations, Rights and Preferences designating 13,000 shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1,000 per share, as Series D 8% Convertible Preferred Stock. The Series D Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

Holders of outstanding shares of Series D Preferred shall be entitled to vote, on an as converted basis, but subject to a beneficial ownership limit of no greater than 9.99% of the common stock then outstanding (the "Beneficial Ownership Limitation"), on any matter that may from time to time be submitted to the Company's shareholders for vote, either by written consent or by proxy. Holders of Series D Preferred shall be entitled to receive, when and as declared by the Board out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the issuance date, cumulative dividends on the Series D Preferred at the rate per share (as a percentage of the stated value per share) equal to eight percent (8%) per annum on the stated value, payable in cash or common stock at the option of the holder of the Series D Preferred.

Each share of Series D Preferred shall be convertible into shares of common stock of the Company, at the option of the holder, but subject to a 9.99% beneficial ownership limitation applicable to each holder, at any time and from time to time after the issuance of the Series D Preferred by dividing the stated value of each share of Series D Preferred by a conversion ratio equal to $0.0025. The Series D Preferred ranks pari passu with all other designated preferred stock issued by the Company.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series D Preferred are entitled to receive out of the assets of the Company the stated value per share of Series D Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series D Preferred as to such payment or distribution.

Series E Preferred Stock (the "Series E Preferred")

On May 13, 2015, the Board authorized a Certificate of Designations, Rights and Preferences of Series E Preferred Stock, designating 440 shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1,000 per share, as Series E Preferred Stock. The Series E Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

Holders of outstanding shares of Series E Preferred shall not be entitled to vote on any matter that may from time to time be submitted to the Company's shareholders for vote, either by written consent or by proxy. The Company shall have the right to redeem the outstanding shares of Series E Preferred from the holders at any time after the issuance date at a redemption price per share equal to its stated value, in cash. The Company shall provide written notice to holders of its intention to redeem such shares, and shall have five business days from the date of such written notice to pay such redemption price to the holder by check or wire transfer, at the option of the holder. The Series E Preferred ranks pari passu with all other designated preferred stock issued by the Company.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series E Preferred are entitled to receive out of the assets of the Company the stated value per share of Series E Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series E Preferred as to such payment or distribution.

Series F Preferred Stock (the "Series F Preferred")

On May 13, 2015, the Board authorized a Certificate of Designations, Rights and Preferences of Series F Preferred Stock, designating Fifty One (51) shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1.00 per share, as Series F Preferred Stock. The Series F Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

Each one (1) share of the Series F Preferred shall have voting rights equal to (x) (i) 0.019607 multiplied by the aggregate total of (A) the issued and outstanding shares of common stock eligible to vote at the time of the respective vote, plus (B) the number of votes which all other series or classes of securities other than this Series F Preferred are entitled to cast together with the holders of common stock at the time of the relevant vote (the amount determined by this clause (i), the "Numerator"), divided by (ii) 0.49, minus (y) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock eligible to vote at the time of the respective vote is 5,000,000 the voting rights of one share of the Series F Preferred shall be equal to 102,036 ((0.019607 x 5,000,000) / 0.49) - (0.019607 x 5,000,000) = 102,036). With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series F Preferred shall vote together with the holders of common stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or bylaws. If the Company affects a stock split which either increases or decreases the number of shares of common stock outstanding and entitled to vote, the voting rights of the Series F Preferred shall not be subject to adjustment unless specifically authorized.

The Series F Preferred, with respect to rights on liquidation, dissolution and winding-up of the Company, rank junior to all of the other designated preferred stock of the Company, and on a parity with each other class or series of capital stock of the Company the terms of which do not expressly provide that such class or series shall rank senior or junior to the Series F Preferred.

Series G 8% Convertible Preferred Stock (the "Series G Preferred")

On May 13, 2015, the Board authorized a Certificate of Designations, Rights and Preferences of Series G 8% Convertible Preferred Stock, designating 1,500 shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1,000 per share, as Series G 8% Convertible Preferred Stock. The Series G Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

Holders of outstanding shares of Series G Preferred shall be entitled to vote, on an as converted basis, but subject to the Beneficial Ownership Limitation, on any matter that may from time to time be submitted to the Company's shareholders for vote, either by written consent or by proxy. Holders of Series G Preferred shall be entitled to receive, when and as declared by the Board out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the issuance date, cumulative dividends on the Series G Preferred at the rate per share (as a percentage of the stated value per share) equal to eight percent (8%) per annum on the stated value, payable in cash or common stock at the option of the holder.

Each share of Series G Preferred shall be convertible into shares of common stock, at the option of the holder, but subject to a 9.99% beneficial ownership limitation applicable to each holder, at any time and from time to time after the issuance of the Series G Preferred by dividing the stated value of such share of Series G Preferred by a conversion ratio equal to $0.0025. The Series G Preferred ranks pari passu with all other designated preferred stock issued by the Company.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series G Preferred are entitled to receive out of the assets of the Company the stated value per share of Series G Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series G Preferred as to such payment or distribution.

Series H 8% Convertible Preferred Stock (the "Series H Preferred")

On May 13, 2015, the Board authorized a Certificate of Designations, Rights and Preferences of Series H 8% Convertible Preferred Stock, designating 500 shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1,000 per share, as Series H 8% Convertible Preferred Stock (the "Series H Preferred"). The Series H Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

Holders of outstanding shares of Series H Preferred shall be entitled to vote, on an as converted basis, but subject to the Beneficial Ownership Limitation, on any matter that may from time to time be submitted to the Company's shareholders for vote, either by written consent or by proxy. Holders of Series H Preferred shall be entitled to receive, when and as declared by the Board out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the issuance date, cumulative dividends on the Series H Preferred at the rate per share (as a percentage of the stated value per share) equal to eight percent (8%) per annum on the stated value, payable in cash or common stock at the option of the holder.

Each share of Series H Preferred shall be convertible into shares of common stock, at the option of the holder, but subject to a 9.99% beneficial ownership limitation applicable to each holder, at any time and from time to time after the issuance of the Series H Preferred by dividing the stated value of each share of Series H Preferred by a conversion ratio equal to $0.0025. The Series H Preferred ranks pari passu with all other designated preferred stock issued by the Company.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series H Preferred are entitled to receive out of the assets of the Company the stated value per share of Series H Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series H Preferred as to such payment or distribution.

Anti-Takeover Provisions

Our Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board of Directors may, without action of our stockholders, issue authorized but unissued common stock and preferred stock. The issuance of additional shares to certain persons allied with our management could have the effect of making it more difficult to remove our current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The existence of unissued preferred stock may enable the Board of Directors, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management. Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

Item 13. Certain Relationships and Related Transactions.

On September 24, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC v. Brazil Gold Corp., now known as Conexus Cattle Corp. Under the terms of the Stipulation, we agreed to issue to ASC Recap, a related party, as settlement of certain liabilities owed by us in the aggregate amount of $298,602.10 (the "Claim Amount"), shares of common stock (the "Settlement Shares"), as well as a promissory note in the principal amount of the $50,000.00 maturing six months from the date of issuance, as a fee to ASC Recap ("Fee Note"). ASC Recap had purchased the liabilities from our creditors (both affiliated and nonaffiliated) with a face amount of $298,602.10. The total amount of liabilities, as reported by us in this Form 10-K was $3,109,042, inclusive of the $348,602.10 representing the Claim Amount and the Fee Note. Pursuant to the Stipulation entered into by the parties, we agreed to issue to ASC Recap, in one or more tranches as necessary, that number of shares of common stock sufficient to generate net proceeds (less a discount of 25%) equal to the Claim Amount, as defined in the Stipulation. The parties reasonably estimated that, should we issue Settlement Shares sufficient to satisfy the entire Claim Amount, the fair market value of such Settlement Shares and all other amounts to be received by ASC Recap would equal approximately $465,000. Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by ASC Recap may not exceed 9.99% of our outstanding shares of common stock at any one time.

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

On January 15, 2015, the Company entered into a monthly consulting agreement with Southridge II, a related party. The agreement requires Southridge II to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of its outstanding debt and equity securities.

Pursuant to the terms of the consulting agreement, Southridge II will be compensated $20,000 per month. The fee may be paid in the form of a convertible promissory note, convertible into shares of the common stock at Southridge II's options at a price equal to 50% of the low closing bid price for the 30 trading days immediately prior to a conversion date. The convertible promissory note shall have a one year maturity, no registration rights and shall carry an annual interest rate of 10%. The consulting agreement may be terminated by either party upon giving ninety days written notice. The consulting agreement was terminated on April 30, 2015. The Company recorded $70,000 in consulting fees in the form of convertible promissory notes issued to Southridge II during the year ended June 30, 2015 under this agreement.

On May 1, 2015, the Company entered into a monthly consulting agreement with Southridge II, a related party. The agreement requires Southridge II to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of its outstanding debt and equity securities.

Pursuant to the terms of the Consulting Agreement, Southridge II will be compensated $1,000 per month. The fee may be paid in the form of a convertible promissory note, convertible into shares of the common stock at Southridge II's options at a price equal to 50% of the low closing bid price for the 30 trading days immediately prior to a conversion date. The convertible promissory note shall have a one year maturity, no registration rights and shall carry an annual interest rate of 10%. The Consulting agreement may be terminated by either party upon giving ninety days written notice. The Company recorded $2,000 in consulting fees in the form of convertible promissory notes issued to Southridge II during the year ended June 30, 2015 under this agreement.

At the Company's fiscal year end of June 30, 2015, Southridge Partners II LLP, controlled by Mr. Stephen Hicks and Mr. Henry Sargent, is owed approximately $155,372 in exchange for certain loan advances made to the Company in furtherance of its business operations. See note 12 of the financial statements for more detailed information with respect to these loans.

Except as disclosed above, none of our officers, directors, proposed director nominees, beneficial owners of more than 10% of our shares of common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party. In the event a related party transaction is proposed, such transaction will be presented to our board of directors for consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

Item 14. Principal Accountant Fees and Services.

a.

Audit Fees: Aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our quarterly financial statements included in Form 10-Q for the years ended June 30, 2015 and 2014, were approximately $20,000, and $31,000, respectively.

b.

Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above in the years ended June 30, 2015 and 2014.

c.	Tax Fees: There were no fees billed for tax services for the years ended June 30, 2015 and 2014.

d.	All Other Fees: No fees billed for professional services provided by legal counsel and accounting other than those described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONEXUS CATTLE CORP.

Date: November 10, 2015	By:	/s/ Conrad Huss
	Name:	Conrad Huss
	Title:	President
(Principal Executive Officer)
(Principal Accounting Officer)
(Principal Financial Officer)

Conexus Cattle Corp. and Subsidiaries

June 30, 2015 and 2014

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Conexus Cattle Corp.

We have audited the accompanying balance sheet of Conexus Cattle Corp. as of June 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conexus Cattle Corp. at June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Conexus Cattle Corp. will continue as a going concern. As more fully described in Note 3, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
November 10, 2015

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm

Conexus Cattle Corp. and Subsidiaries
Consolidated Balance Sheets
(Audited)

	June 30, 2015	June 30, 2014

ASSETS
CURRENT ASSETS:
Cash	$85,687	$35,344
Digital currencies	3,895	-
Notes receivable	-	12,000
Inventory	-	6,000

Total Current Assets	89,582	53,344

NON-CURRENT ASSETS
Investment in unconsolidated subsidiary- at cost	-	55,000
Property and Equipment, net	41,970	-
License agreement	10,000	-

Total Non-current assets	51,970	55,000

Total Assets	$141,552	$108,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$280,369	$299,351
Accrued expenses	274,067	91,449
Accrued dividends payable	-	368,219
Advances payable	42,940	42,940
Due to officer	2,600	-
Derivative liability	559,900	1,662,416
Notes payable- Non-convertible	116,852	122,041
Convertible debentures, net	518,573	522,625

Total Current Liabilities	1,795,301	3,109,042

LONG-TERM LIABILITIES:
Convertible debentures, net	12,008	-
Liability for conversion feature of preferred shares	-	1,390,456

Total Long-Term Liabilities	12,008	1,390,456

Total Liabilities	1,807,309	4,499,498

STOCKHOLDERS' DEFICIT:
Preferred stock Series B, $0.001 par value, 8% dividend: 13,000 shares authorized;
0 and 13,000 shares issued and outstanding at June 30, 2015
and June 30, 2014, respectively. Liquidation Preference of $0
and $13,239,342 at June 30, 2015 and June 30, 2014, respectively	-	13
Preferred stock Series C, $0.001 par value, 8% dividend: 7,000 shares authorized;
7,000 and 7,000 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively. Liquidation Preference of $7,140,000
and $7,128,877 at June 30, 2015 and June 30, 2014, respectively	7	7
Preferred stock Series D, $0.001 par value, 8% dividend: 13,000 shares authorized;
13,000 and 0 shares issued and outstanding at June 30, 2015
and June 30, 2014, respectively. Liquidation Preference of $13,138,667
and $0 at June 30, 2015 and June 30, 2014, respectively	13	-
Preferred stock Series E, $0.001 par value: 440 shares authorized;
440 and 0 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively. Liquidation Preference of $440,000 and $0 at June 30, 2015 and
June 30, 2014, respectively	-	-
Preferred stock Series F, $0.001 par value: 51 shares authorized;
51 and 0 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	-	-
Preferred stock Series G, $0.001 par value, 8% dividend: 1,500 shares authorized;
277 and 0 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively. Liquidation Preference of $279,955 and $0 at June 30, 2015 and
June 30, 2014, respectively	-	-
Preferred stock Series H, $0.001 par value, 8% dividend: 500 shares authorized;
500 and 0 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively. Liquidation Preference of $505,333 and $0 at June 30, 2015 and
June 30, 2014, respectively	1	-
Common stock at $0.001 par value: 10,000,000,000 shares authorized;
21,119,572 and 731,742 shares issued and outstanding at June 30, 2015
and June 30, 2014, respectively	21,119	732
Additional paid-in capital	19,293,867	17,614,534
Accumulated deficit	(21,003,073)	(22,006,440)
Total Stockholders' Deficit	(1,688,066)	(4,391,154)
Non-controlling interests	22,309
Total Deficit	(1,665,757)	(4,391,154)

Total Liabilities and Stockholders' Deficit	$141,552	$108,344

See accompanying notes to the consolidated financial statements.

Conexus Cattle Corp. and Subsidiaries
Consolidated Statements of Operations
(Audited)

	For the Year	For the Year
	Ended	Ended
	June 30, 2015	June 30, 2014

DIGITAL CURRENCY ATM OPERATING REVENUES	$23,718	$-

COST OF REVENUE	-	-

GROSS PROFIT	23,718	-

OPERATING EXPENSES:
Consulting fees	72,000	180,000
Rent Expense	46,748	46,991
Professional fees	268,155	152,599
Compensation	395,940	219,281
Loss on investment in unconsolidated subsidiary	55,000	-
Loss on obsolete inventory	6,000	-
Loss on note receivable	12,000	-
General and administrative expenses	62,842	129,712

Total operating expenses	918,685	728,583

LOSS FROM OPERATIONS	(894,967)	(728,583)

OTHER INCOME (EXPENSE):
Derivative expense	(198,494)	(356,780)
Interest expense	(302,107)	(483,444)
Gain/(Loss) on settlement of debt	84,786	(3,428,919)
Loss on 3a10 program	(12,388)	-
Loss on settlement from Liabilities Purchase Agreement	-	(56,728)
Expenses Associated with Acquisition of Conexus Cattle	-	(8,926,663)
Income Associated with Conversion feature of Preferred Stock	1,390,456	-
Change in fair value of derivative liability	946,140	(957,077)

Other income (expense), net	1,908,393	(14,209,612)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX PROVISION	1,013,426	(14,938,195)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	1,013,426	(14,938,195)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(10,059)	-

DIVIDEND ON PREFERRED STOCK	(286,955)	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$716,412	$(14,938,195)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
-BASIC:	$0.15	$(211.96)
-DILUTED:	$0.00	$(211.96)

Weighted average common shares outstanding
-BASIC:	4,717,173	70,476
-DILUTED:	7,092,000,234	70,476

See accompanying notes to the consolidated financial statements.

Conexus Cattle Corp. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Fiscal Years Ended June 30, 2015 and 2014
(Audited)

	Common Stock, $0.001 Par Value		Preferred Stock Series B, $0.001 Par Value		Preferred Stock Series C, $0.001 Par Value		Preferred Stock Series D, $0.001 Par Value		Preferred Stock Series E, $0.001 Par Value		Preferred Stock Series F, $0.001 Par Value		Preferred Stock Series G, $0.001 Par Value		Preferred Stock Series H, $0.001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders' Deficit

Balance, June 30, 2013	129	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$5,867,131	$(7,068,246)	$-	$(1,201,115)

Common stock issued upon conversion of convertible debentures	556,086	556															1,937,891			1,938,447

Common stock issued for retirement of Accounts Payable	139,528	140															121,581			121,721

Common stock issued to Former CEO for conversion of outstanding debt	36,000	36															2,519,964			2,520,000

Issuance of Series B Preferred Stock to Management Team of Conexus Cattle			13,000	13													4,898,521			4,898,534

Issuance of Series C Preferred Stock for Consulting Services					7,000	7											2,637,665			2,637,672

Dividends accrued on Series B and Series C preferred stock																	(368,219)			(368,219)

Net loss																		(14,938,195)	-	(14,938,195)

Balance, June 30, 2014	731,743	732	13,000	13	7,000	7	-	-	-	-	-	-	-	-	-	-	17,614,534	(22,006,440)	-	(4,391,154)

Common stock issued upon conversion of convertible debentures	20,225,804	20,225															265,570			285,795

Common stock issued for retirement of Accounts Payable	161,953	162															21,749			21,911

Forfeiture of accrued dividends by preferred shareholders																	368,219			368,219

Issuance of fractional shares associated with the reverse split	72	-															-			-

Issuance of Series D Preferred Stock in exchange for Series B Preferred Stock			(13,000)	(13)			13,000	13									-			-

Issuance of Series E Preferred Stock for settlement of liabilities									440	-							561,936			561,936

Issuance of Series F Preferred Stock for services											51	-					51			51

Issuance of Series G Preferred Stock for cash													35				35,000			35,000

Issuance of Series G Preferred Stock for settlement of convertible debentures													242	-			175,959			175,959

Issuance of Series H Preferred Stock for acquisition of Bitcoin Direct LLC															500	1	12,749		12,250	25,000

Reclassification of derivative liability																	238,100			238,100

Net income (loss)																		1,003,367	10,059	1,013,426

Balance June 30, 2015	21,119,572	$21,119	-	$-	7,000	$7	13,000	$13	440	$-	51	$-	277	$-	500	$1	$19,293,867	$(21,003,073)	$22,309	$(1,665,757)

See accompanying notes to the consolidated financial statements.

Conexus Cattle Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Audited)

	For the Year	For the Year
	Ended	Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$1,013,426	$(14,938,195)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	625	192
Loss on investment in unconsolidated subsidiary	55,000	-
Loss on obsolete inventory	6,000	-
Loss on note receivable	12,000	-
Convertible notes issued for services	72,000	242,000
Professional fees and accrued interest - note conversions	21,979	-
Preferred stock issued for services	51	-
Amortization of discount on convertible debt	272,384	443,303
Accretion of original issue discount	-	16,323
(Gain)/Loss on settlement of debt	(84,786)	3,428,919
(Gain)/Loss on settlement of accounts payable	-	56,728
Loss on settlement of 3A(10) Program	12,388	-
Expenses Associated with Conexus Acquisition	-	8,926,663
Income Associated with Conversion feature of Preferred Stock	(1,390,456)	-
Derivative expense	198,494	356,780
Change in fair value of derivative liabilities	(946,140)	957,077
Common stock issued for interest and expenses associated with interest
Changes in operating assets and liabilities:
Digital currencies	(3,895)	-
Notes receivable	-	(12,000)
Inventory	-	(6,000)
Accounts payable	564,866	183,523
Accrued dividends payable	-	368,219
Accrued expenses	190,859	72,442

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,205)	95,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated subsidiary	-	(55,000)
Purchases of property and equipment	(27,595)	-

NET CASH USED IN INVESTING ACTIVITIES	(27,595)	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayments to) related parties	-	9,509
Proceeds from officer loans	2,600	-
Proceeds from preferred stock	35,000	-
Interest expense to related party	-	1,918
Accrued Dividends forfeited on Series B and Series C Preferred stock	-	(368,219)
Proceeds from promissory notes	2,965	-
Proceeds from convertible debentures	42,578	345,609

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	83,143	(11,183)

NET CHANGE IN CASH	50,343	29,792

Cash at beginning of year	35,344	5,552

Cash at end of year	$85,687	$35,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of convertible debentures	$263,816	$304,950
Common stock issued for settlement of liabilities	$21,911	$-
Preferred stock issued for the settlement of convertible debentures	$175,959	$-
Preferred stock issued for the settlement of liabilities	$561,936	$-
Preferred stock issued for acquisition of Bitcoin Direct LLC	$25,000	$-
Preferred stock issued to officers	$-	$4,898,534
Preferred stock issued to consultants	$-	$2,637,534
Conversion of liabilities to convertible debentures	$25,500	$-
Reclassification of derivative liabilities to equity	$238,100	$-
Retirements through 3a(10) program	$9,522	$-
Debt discount recorded on convertible debentures accounted for as a derivative liability	$128,778	$535,500
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$-	$16,323
Forfeiture of dividends accrued on Series B and Series C Preferred stock	$368,219	$-

See accompanying notes to the consolidated financial statements.

Conexus Cattle Corp. and Subsidiaries

June 30, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Conexus Cattle Corp. (Formerly " Brazil Gold ")

Company Information

We incorporated as Dynamic Alert Limited (referred to herein as "Conexus Cattle Corp.", "we", "us", "our" and similar terms) on June 17, 2004 ("inception"), in the State of Nevada. Since Inception until November 2009, we attempted to build a business that assisted consumers with their security needs. Our goal had been to help our customers create and implement a personalized security plan by offering a three-fold service. Our first focus was to assist our clients in developing personalized security plans. Our second focus was to source and market personal security products. Our third focus was to provide personal protection on an as-needed basis. We were actively seeking to add new products and/or services that we could offer. The results were lackluster, so it was decided to change our business focus and look for other opportunities and discontinue the security operation with effect from January 1, 2010. Therefore, we started reviewing mineral exploration and other opportunities with the objective of bringing revenue to the Company.

On December 22, 2009, as amended on February 25, 2010, pursuant to the provisions of Articles of Merger, Dynamic Alert Limited, and its wholly-owned subsidiary, Brazil Gold Corp., a Nevada corporation which was incorporated on November 3, 2009, were merged, with Dynamic Alert Limited ("the Company") being the surviving entity. In connection with such merger, our name was changed from Dynamic Alert Limited to Brazil Gold Corp. on March 15, 2010.

In early 2014, we began to transition our prior primary business centered around precious metal exploration, under the then name of Brazil Gold Corp., and engaged in the early stages of establishing a new venture in the beef cattle production industry. In connection with this venture, we changed our corporate name to Conexus Cattle Corp. in June 2014, reflecting our broader business interests.

In May 2015, the Company acquired a 51% membership interest in Bitcoin Direct LLC to engage in the digital currency business.

Recent Developments

Acquisitions:

Acquisition of Interest in Bitcoin Direct LLC

On May 13, 2015, the Company, Bitcoin Direct LLC, a Nevada limited liability company ("Bitcoin") and all of the members of Bitcoin, entered into a Securities Exchange Agreement, pursuant to which the Company acquired memberships interests representing 51% of Bitcoin in exchange for 500 shares of the Company's Series H convertible preferred stock, with an aggregate stated value equal to $500,000 (the "Exchange Agreement"). In accordance with the terms of the Exchange Agreement, the Company has provided a working capital facility to Bitcoin in an amount up to $300,000 to be utilized by Bitcoin as needed and to be repaid by Bitcoin from working capital generated from Bitcoin's operations. In addition, the Exchange Agreement provides an option to the members of Bitcoin for a period of five years to repurchase from the Company 10% of the Bitcoin membership interests held by the Company for $250,000.

Bitcoin owns and operates digital currency automated teller machines ("ATM") which allow customers to purchase Bitcoin. Bitcoin is a form of digital currency, created and held electronically.

The Company has operational control along with a 51% ownership interest in Bitcoin. As a result, the Company consolidates Bitcoin. The remaining 49% non–controlling interest represents the equity investment from Bitcoin. The Company will allocate the proportionate share of the net operating income/loss to both the Company and the non-controlling interest.

The assets and liabilities transferred to the Company relate to interests under common control by the Company and were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. Since the transaction constituted a transfer of assets under common control, the guidance requires retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control. Bitcoin commenced operations on the date of the Exchange Agreement. Accordingly, retrospective combination of the entities is not required.

The following table presents the historical information summary for assets transferred in connection with the acquisition:

Property, plant and equipment	$15,000
Other assets	10,000
Total Assets	$25,000

At June 30, 2015 the non–controlling interest in Bitcoin was as follows:

Non–controlling interest at June 30, 2014	$-
Contributions from non–controlling interest for Bitcoin	12,250
Non–controlling share of net income	10,059
Non–controlling interest at June 30, 2015	$32,309

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying footnotes are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Non–controlling interest represents the equity investment in the Company's subsidiaries, plus the minority investors' share of the net operating results and other components of equity relating to the non–controlling interest.

These consolidated financial statements include the below subsidiaries:

Brazil Gold Corp.

Also contained in the consolidated financial statements is the financial information of the Company's 51% owned subsidiary, Bitcoin Direct LLC and its wholly owned subsidiary United Vending Corp.

Fiscal Year End

The Company elected June 30th as its fiscal year end date upon its formation.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company's significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, estimates and assumptions used in valuation of derivative liability and equity instruments and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Digital Currencies Translations and Re-measurements

The Company accounts for digital currencies, which it considers to be an operating asset, at their initial cost and subsequently re-measures the carrying amounts of digital currencies it owns at each reporting date based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss from operations. The Company currently classifies digital currencies as a current asset.

The Company obtains the equivalency rate of bitcoins to USD from Bitfinex. The equivalency rate obtained from Bitfinex represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis.

The Bitcoin Price Index was $245.60 as of June 30, 2015.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company's assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable, accrued expenses and advances payable approximate their fair values because of the short maturity of these instruments.

The Company's Level 3 financial liabilities consist of the derivative liability of the Company's secured convertible promissory notes issued to institutional investors, and the derivative warrants issued in connection with these convertible promissory notes. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 1 Financial Assets – Digital Currencies

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the digital currency.

Level 3 Financial Liabilities - Derivative Conversion Feature and Warrant Liabilities

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative conversion feature liability and warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liability.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the balance sheet date, the Company has an immaterial amount of these assets.

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

Intangibles

Intangibles are comprised of licensing agreements. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually (June 1 for us), or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it's intangibles with finite useful lives over their respective useful lives.

Derivative Liability

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

During the year ended June 30, 2015, the Company changed its valuation technique when valuing the bifurcated conversion option and associated warrants utilizing a Black-Scholes Model. The Black-Scholes Model is used to estimate the fair value of the warrants and conversion option. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instrument granted. The Black-Scholes Model incorporates transaction details such as the Company's stock price, conversion price, volatility, contractual terms, maturity, and risk free rate. Prior to the change in valuation technique the Company utilized a Binomial Lattice Model that values the liability of the derivatives based on a probability weighted discounted cash flow model. The fair value of conversion options that are convertible at a variable conversion price are required to be valued using a Binomial Lattice Model. The Binomial Lattice Model incorporates transaction details such as the Company's stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The change in valuation technique is accounted for as a change in accounting estimate, with the change impacting the current and future periods, if applicable.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

Digital currency ATM operating revenues. Substantially all of the Company's revenues are generated from ATM operating and transaction-based fees, which are reflected as "Digital Currency ATM Operating Revenues" in the accompanying Consolidated Statements of Operations.

Digital currency ATM operating revenues primarily include the following:

•	Surcharge revenues, which are recognized daily as the underlying transactions are processed.

Preferred Stock

On April 7, 2014, the Company issued Series B Preferred stock and Series C Preferred Stock (See our Form 8-K filing of April 11, 2014) which pursuant to Generally Accepted Accounting Principles had to be valued at its fair market value of the consideration received. The consideration received was the business underlying the entire Conexus Cattle acquisition. The Company utilized a discounted cash flow valuation methodology based on the best estimates available at the time. The difference between the par value of the preferred stock and the fair value of the consideration received was recorded as Additional Paid-In Capital. The entire amount was expensed as "Expenses Associated with the Acquisition of Conexus Cattle." It is a non-cash item and is a reconciling item on the Statements of Cash Flows.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method , i.e., expected term = ((vesting term + original contractual term) / 2) , if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company' s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification ("Subtopic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company ' s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25") with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the statements of operation. Penalties would be recognized as a component of "General and administrative expenses."

No interest or penalties were recorded during the years ended June 30, 2015 and June 30, 2014.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2015 or 2014.

Tax Returns Remaining subject to IRS Audits

It is not practicable to determine amounts of interest and/or penalties related to income tax matters that will be due as of June 30, 2015 as a result of non-filing of federal and state income tax returns and examination that may be conducted by federal and state tax authorities in the future. Accordingly, the Company had no accrual for interest or penalties on the Company's balance sheet at June 30, 2015, and has not recognized interest and/or penalties in the accompanying statement of operations for the year ended June 30, 2015. However, management believes that the Company will not have a significant impact on its financial position and results of its operations and cash flows as a result of this uncertainty.

Basic and Diluted Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities.

Diluted earnings (loss) per share gives the effect of all potentially dilutive securities on earnings per share. Our outstanding convertible preferred stock, convertible notes, and warrants are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding is the dilutive effect of our convertible notes and convertible preferred stock.

The following table represents a reconciliation of the basic and diluted earnings (loss) per share, or EPS, computations contained in our condensed consolidated financial statements:

	Year ended June 30, 2015			Year Ended June 30, 2014
	Net Income (loss)	Weighted-Average Shares	Earnings Per Share	Net Income (loss)	Weighted-Average Shares	Earnings Per Share
Basic EPS	$716,412	4,717,173	$0.15	$(14,938,195)	70,476	$(211.96)
Effect of dilutive securities:
Convertible preferred stock	286,955	5,511,161,531	(0.14982)	–	–	–
Convertible notes	(440,828)	1,576,121,530	(0.000101)	–	–	–
Diluted EPS	$562,539	7,092,000,234	$0.000079	$(14,938,195)	70,476	$(211.96)

The weighted-average diluted common shares outstanding for the year ended June 30, 2015 and 2014 excludes the effect of the following potentially dilutive securities because their effect would be anti-dilutive.

	June 30,
	2015	2014
Warrants	1,153	1,153
Convertible promissory notes	–	4,222,851
Convertible preferred stock	–	–
Total	1,153	4,224,004

During the year ended June 30, 2015 the Company completed a 1 for 1,000 reverse stock split. The formula in the certificates of designations of the Series B Preferred and Series C Preferred erroneously increases the conversion shares upon a reverse stock split. The Company intends to amend, in the near future, the certificate of designations of the Series B Preferred and Series C Preferred to correct the error. If the Company were not to correct the error in the Series B Preferred & Series C Preferred reverse stock split conversion ratio, an additional 361,530,920,469 common shares would be issuable upon conversion of which is not presented in the above earnings per share calculations.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Segment Information

The Company follows Topic 280 of the FASB Accounting Standards Codification for segment reporting. Pursuant to Paragraph 280-10-50-1 an operating segment is a component of a public entity that has all of the following characteristics: a. It engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity). b. Its operating results are regularly reviewed by the public entity's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. c. Its discrete financial information is available. In accordance with Paragraph 280-10-50-5 the term chief operating decision maker identifies a function, not necessarily a manager with a specific title. That function is to allocate resources to and assess the performance of the segments of a public entity. Often the chief operating decision maker of a public entity is its chief executive officer or chief operating officer, but it may be a group consisting of, for example, the public entity's president, executive vice presidents, and others. Pursuant to Paragraph 280-10-50-4 not every part of a public entity is necessarily an operating segment or part of an operating segment, such as, a corporate headquarters or certain functional departments may not earn revenues or may earn revenues that are only incidental to the activities of the public entity and would not be operating segments. In accordance with Paragraph 280-10-50-22, a public entity shall report a measure of profit or loss and total assets for each reportable segment.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its consolidated financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

ASU 2015-03—In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. The guidance in ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on the Company's balance sheets on a gross basis and will have no impact on net assets.

ASU 2015-02—In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

ASU 2014-16—In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, or ASU No. 2014-16. The amendments of ASU No. 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract. The guidance in ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

ASU 2014-09—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. The amendments of ASU No. 2014-09 complete the joint effort between the FASB and the International Accounting Standards Board, or IASB, to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The guidance in ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes the following steps to be applied by an entity: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies the performance obligation. The guidance of ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Company is currently evaluating the impact of the standard on the Company's results of operations, cash flows and financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss from operations and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company's cash position may not be sufficient to support the Company's daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Related Parties

Related parties of the Company consist of the following individuals/entities:

Related Parties	Relationship
Southridge Partners II LP ("Southridge II")

An entity of which holds 60 shares of the Company's Series G Preferred, which shares are each convertible into 400,000 shares of our common stock. The Series G votes on an as-converted basis on any matter submitted to the holders of our common stock and is subject to a beneficial ownership limitation of 9.99%. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3. Southridge II is managed by its general partner, Southridge Advisors II LLC. The managers of the general partner are Stephen Hicks and Henry Sargent.

Tarpon Bay Partners, LLC ("Tarpon")

An entity of which owns a 50% interest in Bitcoin Direct LLC. Tarpon holds 242 shares of the Company's Series G Preferred, which shares are each convertible into 400,000 shares of our common stock. Tarpon holds 250 shares of the Company's Series H Preferred, which shares are each convertible into 400,000 shares of our common stock. The Series H votes on an as-converted basis on any matter submitted to the holders of our common stock and is subject to a beneficial ownership limitation of 9.99%. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3. The managers of Tarpon are Stephen Hicks and Henry Sargent.

ASC Recap LLC ("ASC Recap")	The managers of ASC Recap are Stephen Hicks and Henry Sargent.

Barton PK LLC ("Barton")

An entity of which owns a 50% interest in Bitcoin Direct LLC. Barton holds 250 shares of the Company's Series H Preferred, which shares are each convertible into 400,000 shares of our common stock. The manager of Barton is Peter Klamka.

Adirondack Partners LLC ("Adirondack")

An entity of which holds 7,000 shares of the Company's Series C Preferred, which shares are each convertible into 51.65 shares of our common stock. The Series C votes on an as-converted basis on any matter submitted to the holders of our common stock and is subject to a beneficial ownership limitation of 9.99%. For purposes of this 9.99% limitation, beneficial ownership is calculated as set forth in Securities Exchange Act Rule 13d-3. These securities were assigned to Oscaleta Partners LLC during the period ended June 30, 2015. The manager of Oscaleta Partners LLC is Henry Sargent.

Mr. Conrad Huss	The Company President

Note 5 - Notes Receivable

The Company lent a prospective cattleman $12,000 to engage landowners. The Note is non-interest bearing and is payable on demand. As of June 30, 2014, the outstanding balance due to the Company was $12,000.

During the current year, the Company assessed impairment for this note and determined that the note is not recoverable due to the absence of an ability to recover the carrying amount of the note. Accordingly, a loss on note receivable of $12,000 is shown on the consolidated statement of operations.

Note 6 - Investment in Unconsolidated subsidiary- at cost

Effective July 22, 2013 the Company entered into a Securities Purchase Agreement (the "Agreement") with FAL Minerals LLC ("FAL"). Pursuant to the Agreement the Company agreed to purchase from FAL, newly issued membership interests of FAL, representing twenty percent (20%) of the issued and outstanding membership interests of FAL (post issuance) (the "Interests"). The purchase price for the Interests is One Hundred Thousand ($100,000) Dollars, payable in twelve equal installments of $8,333 commencing August 1, 2013. The Interests will be issued pro rata (1/12 each month) by FAL to the Company upon each month closing. Pursuant to the Agreement the Company will receive fifteen (15%) percent of the gross proceeds from all royalty payments made to FAL. Such royalty payments are payable quarterly.

The Company accounts for its investment in FAL under the cost method and values its investment at the lower of cost or market. Upon investing $100,000, the Company will account for its investment under the equity method and will record its proportionate share of net income as gain or loss.

As of June 30, 2014, the Company had a total investment of $55,000 in FAL.

During the current year, the Company assessed impairment for this investment and determined that the investment is not recoverable due to the absence of an ability to recover the carrying amount of the investment. Accordingly, a loss on investment in unconsolidated subsidiary of $55,000 is shown on the consolidated statement of operations.

Note 7 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2015	June 30, 2014

Computer equipment	3	$-	$1,042

Furniture and fixture	5	-	482

Digital currency ATM machines	4-5	42,595	-

		42,595	1,524

Less accumulated depreciation		(625)	(1,524)

		$41,970	$-

During the year ended June 30, 2015, the Company retired $1,524 of its Property and Equipment which had been fully depreciated.

At June 30, 2015 and 2014, fixed assets in the amount of $27,595 and $0, respectively, were not in service.

Depreciation Expense

Depreciation expense for the fiscal year ended June 30, 2015 and 2014 was $625 and $192, respectively.

Note 8 - Liabilities Purchase Agreement and Accounts Payable

On September 24, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC v. Brazil Gold Corp., now known as Conexus Cattle Corp. Under the terms of the Stipulation, we agreed to issue to ASC Recap, a related party, as settlement of certain liabilities owed by us in the aggregate amount of $298,602.10 (the "Claim Amount"), shares of common stock (the "Settlement Shares"), as well as a promissory note in the principal amount of the $50,000.00 maturing six months from the date of issuance, as a fee to ASC Recap ('Fee Note"). ASC Recap had purchased the liabilities from our creditors (both affiliated and non-affiliated) with a face amount of $298,602.10. The total amount of liabilities, as reported by us in this Form 10-K was $3,109,042, inclusive of the $348,602.10 representing the Claim Amount and the Fee Note.

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

Note 9 - Advances Payable

As of June 30, 2015 and 2014, the Company had a total of $42,940, in advances payable to unrelated third parties for expenses paid on behalf of the Company in conjunction with the rescinded acquisition agreement. These balances are non-interest bearing and due on demand.

Note 10 - Fair Value Measurements

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as of June 30, 2015 were as follows:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Digital currencies	$3,895	$3,895	$-	$-	$3,895

Total digital currencies	$3,895	$3,895	$-	$-	$3,895

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities on conversion feature	$559,900	$-	$-	$559,900	$559,900

Total derivative liabilities	$559,900	$-	$-	$559,900	$559,900

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as of June 30, 2014 were as follows:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities on conversion feature	$1,662,416	$-	$-	$1,662,416	$1,662,416

Total derivative liabilities	$1,662,416	$-	$-	$1,662,416	$1,662,416

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The Company's derivative financial instruments are embedded derivatives associated with the Company's convertible debentures. The Company's convertible debentures issued to institutional investors are hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4. The embedded derivative feature includes the conversion feature and the warrants attached to certain Notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivatives within the notes have been valued using a Black Scholes model, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company's statements of operations as "change in the fair value of derivative liability".

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal years ended June 30, 2015 and 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative liability	Total

Balance, June 30, 2013	$565,007	$565,007
Purchases, issuances and settlements	356,780	356,780
Change in Fair market value of derivative liability	957,057	957,057
Derivative liability eliminated on conversions	(216,428)	(216,428)
Balance, June 30, 2014	1,662,416	1,662,416
Purchases, issuances and settlements	81,724	81,724
Change in Fair market value of derivative liability	(946,140)	(946,140)
Derivative liability eliminated on conversions	(238,100)	(238,100)
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2015	$559,900	$559,900

Note 11 - Notes Payable- Non-convertible

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

On March 10, 2015 Southridge II, a related party, advanced $2,465 to the Company. The proceeds from the non-interest bearing advance were used for general operating expenses. Currently the Company is imputing interest on the loan at a rate of 1.00% per annum.

During the fiscal year ended June 30, 2014, approximately $65,000 of these notes were retired for issuance of common stock.

During the fiscal year ended June 30, 2015, approximately $9,500 of these notes were retired for issuance of common stock.

With accrued interest included, the notes total $116,852 and $122,041 at June 30, 2015 and 2014, respectively.

Note 12 - Convertible Debentures-net

The following summarizes the outstanding convertible debentures of the Company as of June 30, 2015 and 2014:

	Balance at June 30, 2015	Balance at June 30, 2014

Note issued July 23, 2012 with interest at 8% per annum. Principal and interest are past due.	$53,790	$53,790

Note issued August 1, 2012 with interest at 8% per annum. Principal and interest are past due. - related party – Southridge II	5,000	5,000

Note issued August 21, 2012 with interest at 8% per annum. Principal and interest are past due. - related party – Southridge II	2,110	2,110

Note issued September 26, 2012 with interest at 8% per annum. Principal and interest are past due.	6,000	6,000

Note issued October 18, 2012 with interest at 8% per annum. Principal and interest are past due. - related party – Southridge II	-	20,000

Note issued November 1, 2012 with interest at 8% per annum. Principal and interest are past due. - related party – Southridge II	-	20,000

Note issued November 8, 2012 with interest at 8% per annum. Principal and interest are past due. - related party – Southridge II	16,488	20,000

Note issued December 1, 2012 with interest at 8% per annum. Principal and interest are past due. - related party – Southridge II	-	20,000

Note issued January 1, 2013 with no interest. Principal is currently past due.	20,000	20,000

Note issued January 25, 2013 with no interest. Principal is currently past due. - related party – Southridge II	5,000	5,000

Note issued February 1, 2013 with no interest. Principal is past due.	6,500	6,500

Note issued February 20, 2013 with no interest. Principal is past due. - related party – Southridge II	535	535

Note issued February 20, 2013 with no interest. Principal is past due. - related party – Southridge II	7,464	7,464

Note issued May 1, 2013 with no interest. Principal is past due.	10,024	10,024

Note issued June 1, 2013 with no interest. Principal is past due. - related party – Southridge II	8,775	6,863

Note issued June 13, 2013 with no interest. Principal is past due.	-	1,912

Note issued July 1, 2013 with no interest. Principal is past due.	-	-

Note issued July 2, 2013 with no interest. Principal is past due.	-	-

Note issued July 24, 2013 with no interest. Principal is past due.	18,265	18,565

Note issued August 1, 2013 with no interest. Principal is past due.	20,000	20,000

Note issued August 15, 2013 with no interest. Principal is past due.	20,000	20,000

Note issued September 1, 2013 with no interest. Principal is past due.	20,000	20,000

Note issued September 17, 2013 with 10% interest. Principal and interest are past due.	25,000	25,000

Note issued October 1, 2013 with no interest. Principal is past due.	9,493	9,493

Note issued October 16, 2013 with 10% interest. Principal and interest are past due.	36,655	36,655

Note issued October 23, 2013 with 10% interest. Principal and interest are past due.	36,948	41,488

Note issued November 1, 2013 with no interest. Principal is past due.	3,512	3,512

Note issued November 5, 2013 with 10% interest. Principal and interest are past due.	3,000	3,000

Note issued December 1, 2013 with no interest. Principal is past due.	20,000	20,000

Note issued December 6, 2013 with 8% interest. Principal and interest are past due.	2,462	5,000

Note issued December 19, 2013 with no interest. Principal is past due. - related party – Company President	7,500	7,500

Note issued January 1, 2014 with no interest. Principal is past due. - related party – Southridge II	-	20,000

Note issued February 1, 2014 with no interest. Principal is past due. - related party – Southridge II	-	20,000

Note issued February 12, 2014 with 10% interest. Principal is past due. - related party – Company President	45,000	40,000

Note issued March 1, 2014 with no interest. Principal is past due. - related party – Southridge II	-	20,000

Note issued March 14, 2014 with no interest. Principal is past due. - related party – Company President	25,000	25,000

Note issued May 5, 2014 with 10% interest. Principal and interest are past due.	14,755	15,000

Note issued May 13, 2014 with 10% interest. Principal and interest are past due. - related party – Southridge II	-	22,500

Note issued May 25, 2014 with 8% interest. Principal and interest are past due.	31,940	35,000

Note issued June 16, 2014 with 10% interest. Principal and interest are past due. - related party – Southridge II	25,000	25,000

Note issued January 2, 2015 with 10% interest. Principal and interest are past due. - related party – Company President	7,500	-

Note issued January 2, 2015 with 10% interest. Principal is payable on September 30, 2015.	-	-

Note issued January 2, 2015 with 10% interest. Principal and interest are past due. - related party – Company President	2,500	-

Note issued January 15, 2015 with 10% interest. Principal is payable on July 31, 2015.	-	-

Note issued February 1, 2015 with 10% interest. Principal is payable on August 31, 2015.	-	-

Note issued March 1, 2015 with 10% interest. Principal is payable on September 30, 2015.	-	-

Note issued April 1, 2015 with 10% interest. Principal is payable on October 30, 2015.	-	-

Note issued April 24, 2015 with 10% interest. Principal is payable on October 31, 2015. - related party – Southridge II	5,500	-

Note issued May 1, 2015 with 10% interest. Principal is payable on November 30, 2017. - related party – Southridge II	1,000	-

Note issued May 6, 2015 with 10% interest. Principal is payable on November 30, 2015.	-	-

Note issued May 13, 2015 with 10% interest. Principal is payable on December 31, 2017. - related party – Company President	25,500	-

Note issued June 1, 2015 with 10% interest. Principal is payable on December 31, 2015. - related party – Southridge II	1,000	-

Total debt at June 30, 2015	549,216	657,911

Add: Accretion of Original Issue Discount	-	16,323

Less unamortized discount	(18,635)	(151,609)

Convertible debentures-net	530,581	522,625

Current portion convertible debentures-net	518,573	522,625

Long-term portion convertible debentures-net	12,008	-
	530,581	522,625

The June 20, 2012, July 23, 2012, August 1, 2012, August 21, 2012, September 26, 2012, October 18, 2012, November 1, 2012, November 18, 2012 and December 1, 2012 notes are convertible into common stock of the Company at sixty percent (60%) of the average of two (2) low closing bid prices for the five (5) trading days prior to conversion of the notes.

The January 1, 2013, January 25, 2013, February 1, 2013 $20,000, February 20, 2013, March 1, 2013 $20,000, March 8, 2013, April 1, 2013 $20,000, April 9, 2013, May 1, 2013 $20,000, June 1, 2013 $20,000 and June 13, 2013 notes are convertible into common stock of the Company at fifty percent (50%) of the low closing bid price for the twenty (20) trading days prior to conversion of the notes.

The May 13, 2015 note is convertible into common stock of the Company at $0.0025 per share

All remaining notes are convertible into common stock of the Company at fifty percent (50%) of the low closing bid price for the thirty (30) trading days prior to conversion of the notes.

Note 13 - Liability for Conversion Feature of Preferred Shares

Upon the issuance of the Series B Preferred and the Series C Preferred for the Conexus Cattle acquisition, the owners of these securities were entitled to receive in total 95% of the common stock of the Company upon full conversion. Assuming full conversion, based on the common shares outstanding at the Balance Sheet date, there would be 14,634,854,750 shares, 4,634,854,750 more than the authorized amount at June 30, 2014. Based on the stock price at June 30, 2014, $.0003, the total value of those shares would be $1,390,456. In accordance with Generally Accepted Accounting Principles, the Company recorded a liability for that amount on the consolidated financial statements.

Concurrent with the 1:1000 reverse split on January 12, 2015 (See Note 16 below), the share count was reduced from approximately 2.4 billion to 2.4 million. However, the authorized shares remained the same. Since there are now ample shares of common stock to be issued on conversion, this liability is $-0-at June 30, 2015.

Note 14 - Preferred Stock

Creation of Preferred Stock

On April 7, 2014, the Board of Directors of the Company approved the designation of two new classes of Convertible Preferred Stock, authorizing the filing with the State of Nevada of Certificates of Designation authorizing the creation of 13,000 shares of Series B 8% Convertible Preferred Stock and 7,000 shares of Series C 8% Convertible Preferred Stock.

On May 13, 2015, the Board of Directors of the Company approved the designation of five new classes of Convertible Preferred Stock, authorizing the filing with the State of Nevada of Certificate of Designations authorizing the creation of 13,000 shares of Series D 8% Convertible Preferred Stock, 440 shares of Series E Preferred Stock, 51 shares of Series F Preferred Stock, 1,500 shares of Series G 8% Convertible Preferred Stock, and 500 shares of Series H 8% Convertible Preferred Stock.

Series B 8% Convertible Preferred Stock (the "Series B Preferred")

The following is a summary of the material rights and preferences of the Series B Preferred Stock set forth in the Certificate of Designation for the Series B Preferred Stock, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation for the Series B Preferred Stock.

Holders of the Series B Preferred Stock are entitled to cumulative dividends equal to eight percent of the stated value ($1,000) of the Series B Preferred Stock, payable quarterly in cash or common stock at the option of the holder. At the option of the holder, each share of Series B Preferred Stock converts into 60,255.214 shares (60.255 shares post-split) (the "Series B Conversion Ratio") of Common Stock of the Company, provided that, for a period of 36 months from the issuance date of the Series B Preferred Stock, if the Series B Conversion Ratio converts into a number of shares of common stock of the Company totaling less than 61.75% of the then outstanding shares of Common Stock of the Company, then the Series B Conversion Ratio shall be adjusted such that the Series B Preferred Stock shall be convertible into 61.75% of the then outstanding shares of Common Stock of the Company. The Series B Conversion Ratio is subject to adjustment under certain circumstances. The Series B Preferred Stock votes on an as converted basis on any matter submitted to the holders of the Company's common stock.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series B Preferred are entitled to receive out of the assets of the Company the stated value per share of Series B Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series B Preferred as to such payment or distribution.

Series C 8% Convertible Preferred Stock (the "Series C Preferred")

The following is a summary of the material rights and preferences of the Series C Preferred Stock set forth in the Certificate of Designation for the Series C Preferred Stock, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Certificate of Designation for the Series C Preferred Stock.

Holders of the Series C Preferred Stock are entitled to cumulative dividends equal to eight percent of the stated value ($1,000) of the Series C Preferred Stock, payable quarterly in cash or common stock at the option of the holder. At the option of the holder, each share of Series C Preferred Stock converts into 51,647.326 shares (51.647 shares post-split) (the "Series C Conversion Ratio") of Common Stock of the Company, provided that, for a period of 36 months from the issuance date of the Series C Preferred Stock, if the Series C Conversion Ratio converts into a number of shares of common stock of the Company totaling less than 33.25% of the then outstanding shares of Common Stock of the Company, then the Series C Conversion Ratio shall be adjusted such that the Series C Preferred Stock shall be convertible into 33.25% of the then outstanding shares of Common Stock of the Company. The Series C Conversion Ratio is subject to adjustment under certain circumstances. The Series C Preferred Stock votes on an as converted basis on any matter submitted to the holders of the Company's common stock.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series C Preferred are entitled to receive out of the assets of the Company the stated value per share of Series C Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series C Preferred as to such payment or distribution.

Series D 8% Convertible Preferred Stock (the "Series D Preferred")

On May 13, 2015, the board of directors (the "Board") of the Company authorized a Certificate of Designations, Rights and Preferences designating 13,000 shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1,000 per share, as Series D 8% Convertible Preferred Stock (the "Series D Preferred"). The Series D Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

Holders of outstanding shares of Series D Preferred shall be entitled to vote, on an as converted basis, but subject to a beneficial ownership limit of no greater than 9.99% of the common stock then outstanding (the "Beneficial Ownership Limitation"), on any matter that may from time to time be submitted to the Company's shareholders for vote, either by written consent or by proxy. Holders of Series D Preferred shall be entitled to receive, when and as declared by the Board out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the issuance date, cumulative dividends on the Series D Preferred at the rate per share (as a percentage of the stated value per share) equal to eight percent (8%) per annum on the stated value, payable in cash or common stock at the option of the holder of the Series D Preferred.

Each share of Series D Preferred shall be convertible into shares of common stock of the Company, at the option of the holder, but subject to a 9.99% beneficial ownership limitation applicable to each holder, at any time and from time to time after the issuance of the Series D Preferred by dividing the stated value of each share of Series D Preferred by a conversion ratio equal to $0.0025. The Series D Preferred ranks pari passu with all other designated preferred stock issued by the Company.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series D Preferred are entitled to receive out of the assets of the Company the stated value per share of Series D Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series D Preferred as to such payment or distribution.

Series E Preferred Stock (the "Series E Preferred ")

On May 13, 2015, the Board authorized a Certificate of Designations, Rights and Preferences of Series E Preferred Stock, designating 440 shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1,000 per share, as Series E Preferred Stock (the "Series E Preferred"). The Series E Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

Holders of outstanding shares of Series E Preferred shall not be entitled to vote on any matter that may from time to time be submitted to the Company's shareholders for vote, either by written consent or by proxy. The Company shall have the right to redeem the outstanding shares of Series E Preferred from the holders at any time after the issuance date at a redemption price per share equal to its stated value, in cash. The Company shall provide written notice to holders of its intention to redeem such shares, and shall have five business days from the date of such written notice to pay such redemption price to the holder by check or wire transfer, at the option of the holder. The Series E Preferred ranks pari passu with all other designated preferred stock issued by the Company.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series E Preferred are entitled to receive out of the assets of the Company the stated value per share of Series E Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series E Preferred as to such payment or distribution.

Series F Preferred Stock (the "Series F Preferred")

On May 13, 2015, the Board authorized a Certificate of Designations, Rights and Preferences of Series F Preferred Stock, designating Fifty One (51) shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1.00 per share, as Series F Preferred Stock (the "Series F Preferred"). The Series F Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

Each one (1) share of the Series F Preferred shall have voting rights equal to (x) (i) 0.019607 multiplied by the aggregate total of (A) the issued and outstanding shares of common stock eligible to vote at the time of the respective vote, plus (B) the number of votes which all other series or classes of securities other than this Series F Preferred are entitled to cast together with the holders of common stock at the time of the relevant vote (the amount determined by this clause (i), the "Numerator"), divided by (ii) 0.49, minus (y) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock eligible to vote at the time of the respective vote is 5,000,000 the voting rights of one share of the Series F Preferred shall be equal to 102,036 ((0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series F Preferred shall vote together with the holders of common stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or bylaws. If the Company affects a stock split which either increases or decreases the number of shares of common stock outstanding and entitled to vote, the voting rights of the Series F Preferred shall not be subject to adjustment unless specifically authorized.

The Series F Preferred, with respect to rights on liquidation, dissolution and winding-up of the Company, rank junior to all of the other designated preferred stock of the Company, and on a parity with each other class or series of capital stock of the Company the terms of which do not expressly provide that such class or series shall rank senior or junior to the Series F Preferred.

Series G 8% Convertible Preferred Stock (the "Series G Preferred")

On May 13, 2015, the Board authorized a Certificate of Designations, Rights and Preferences of Series G 8% Convertible Preferred Stock, designating 1,500 shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1,000 per share, as Series G 8% Convertible Preferred Stock (the "Series G Preferred"). The Series G Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May 18, 2015.

Holders of outstanding shares of Series G Preferred shall be entitled to vote, on an as converted basis, but subject to the Beneficial Ownership Limitation, on any matter that may from time to time be submitted to the Company's shareholders for vote, either by written consent or by proxy. Holders of Series G Preferred shall be entitled to receive, when and as declared by the Board out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the issuance date, cumulative dividends on the Series G Preferred at the rate per share (as a percentage of the stated value per share) equal to eight percent (8%) per annum on the stated value, payable in cash or common stock at the option of the holder.

Each share of Series G Preferred shall be convertible into shares of common stock, at the option of the holder, but subject to a 9.99% beneficial ownership limitation applicable to each holder, at any time and from time to time after the issuance of the Series G Preferred by dividing the stated value of such share of Series G Preferred by a conversion ratio equal to $0.0025. The Series G Preferred ranks pari passu with all other designated preferred stock issued by the Company.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series G Preferred are entitled to receive out of the assets of the Company the stated value per share of Series G Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series G Preferred as to such payment or distribution.

Series H 8% Convertible Preferred Stock (the "Series H Preferred")

On May 13, 2015, the Board authorized a Certificate of Designations, Rights and Preferences of Series H 8% Convertible Preferred Stock, designating 500 shares of a new series of preferred stock, par value $0.001 per share with a stated value of $1,000 per share, as Series H 8% Convertible Preferred Stock (the "Series H Preferred"). The Series H Preferred Certificate of Designation was filed as an amendment to the Company's Articles of Incorporation with the State of Nevada on May18, 2015.

Holders of outstanding shares of Series H Preferred shall be entitled to vote, on an as converted basis, but subject to the Beneficial Ownership Limitation, on any matter that may from time to time be submitted to the Company's shareholders for vote, either by written consent or by proxy. Holders of Series H Preferred shall be entitled to receive, when and as declared by the Board out of funds legally available therefor, and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the issuance date, cumulative dividends on the Series H Preferred at the rate per share (as a percentage of the stated value per share) equal to eight percent (8%) per annum on the stated value, payable in cash or common stock at the option of the holder.

Each share of Series H Preferred shall be convertible into shares of common stock, at the option of the holder, but subject to a 9.99% beneficial ownership limitation applicable to each holder, at any time and from time to time after the issuance of the Series H Preferred by dividing the stated value of each share of Series H Preferred by a conversion ratio equal to $0.0025. The Series H Preferred ranks pari passu with all other designated preferred stock issued by the Company.

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Series H Preferred are entitled to receive out of the assets of the Company the stated value per share of Series H Preferred then outstanding, plus all other amounts in respect thereof then due and payable, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series H Preferred as to such payment or distribution.

Issuance of Preferred Stock

We issued 6,500 shares of our Series B convertible preferred stock to each of Mr. Stephen J. Price and Mr. Gerard Daignault for serving as officers and directors of our company, which shares are convertible into a total of 783,318 shares (post-split) of our common stock, and we issued 3,500 shares of our Series C convertible preferred stock to each of ASC Recap, a related party, and Adirondack Partners LLC, a related party, upon entering into consulting agreements with us, which shares are convertible (subject to a 9.99% beneficial ownership limitation applicable to each holder) into a total of 361,531 shares (post-split) of our common stock.

On May 10, 2015, the Company was informed that, effective May 13, 2015, Mr. Stephen J. Price, Chief Executive Officer and Director of the Company and Mr. Gerard Daignault, Chief Financial Officer and Director of the Company shall resign from their respective positions, and all other positions to which they may have been assigned, regardless of whether they served in such capacity (the "Resignations"). The Resignations are not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

In connection with the Resignations, the Company issued 6,500 shares of Series D convertible preferred stock to each of Mr. Price and Mr. Daignault, in exchange for the surrender and retirement of the 6,500 shares of Series B convertible preferred stock held by both Mr. Price and Mr. Daignault. In addition, the Company issued 150 shares of Series E preferred stock to each of Mr. Price and Mr. Daignault in return for the cancellation of all deferred compensation and forgiveness of any and all unpaid expenses accrued and owing to each of Mr. Price and Mr. Daignault by the Company.

See Note 13 above for the potential dilution and liability associated with the issuance of these shares.

On May 13, 2015, the Company issued Adirondack, a related party, 140 shares of the Company's Series E preferred stock as consideration for cancellation of a certain consulting agreement dated April 7, 2014 and forgiveness of any and all obligations and unpaid expenses accrued and owed to Adirondack by the Company under the consulting agreement.

On May 13, 2015, the Company issued to our President 51 shares of Series F preferred stock per the terms of an employment agreement.

On May 13, 2015, the Company issued to Southridge II, a related party, 242 shares of the Company's Series G convertible preferred stock as consideration for (i) the surrender and retirement of certain convertible promissory notes held by Southridge II in the aggregate principal amount of $222,078, and (ii) the Company granting Southridge II an investment right to purchase additional shares of series C convertible preferred stock of the Company.

On May 13, 2015, the Company issued to Bitcoin 500 shares of the Company's Series H convertible preferred stock as consideration for memberships interests representing 51% of Bitcoin. (See Note 1)

On May 27, 2015, the Company issued to Southridge II, a related party, 35 shares of the Company's Series G convertible preferred stock for cash consideration of $35,000.

Forfeiture of dividends on Series B Preferred Stock and Series C Preferred Stock

During the current fiscal year, all holders of the Series B Preferred Stock and Series C Preferred Stock agreed to permanently forfeit the dividends for which they are entitled from issuance through the quarter ended March 31, 2015. For the fiscal year ended June 30, 2014, the Company had accrued divided payable of $368,219 on these securities. During the year ended June 30, 2015, this liability and the related charge to Additional Paid in Capital were reversed.

At June 30, 2015 and 2014, the liability for Accrued dividends payable was $-0- and $368,219, respectively.

Further forfeiture of dividends will be evaluated by the respective parties on a quarter –to-quarter basis

Note 15 - Equity Purchase Agreement

Equity Purchase Agreement

On April 7, 2014 the Company entered into an Equity Purchase Agreement with ASC Recap, a related party. The following is a summary of the material terms of the Equity Purchase Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit to the April 11th Form 8-K and is incorporated herein by reference. Pursuant to the Equity Purchase Agreement the Company agreed to sell and ASC Recap agreed to purchase up to $5,000,000 of the Company's Common Stock at a price equal to ninety percent (90%) of the lowest closing price of the Company's common stock on any trading day during the ten trading days immediately following the clearing date associated with the applicable put notice. The Company also issued ASC Recap a promissory note in the principal amount of $25,000 payable in six months. This note was subsequently cancelled and the parties agreed to reissue the Note upon the filing of the Registration statement associated with this Agreement.

Registration Rights Agreement

On April 7, 2014 the Company entered into a Registration Rights Agreement with ASC Recap, a related party. The following is a summary of the material terms of the Registration Rights Agreement, and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Equity Purchase Agreement, a copy of which is filed as an Exhibit on Form 8-K filed on April 11, 2014. Pursuant to this agreement the Company agreed, within one hundred twenty (120) days to file a registration statement with the Securities and Exchange Commission with respect to the securities set forth in the Equity Purchase Agreement.

Note 16 - Stockholders' Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred and Sixty Million (260,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Two Hundred and Fifty Million (250,000,000) shares shall be Common Stock, par value $0.001 per share.

During the current fiscal year, a majority of the shareholders amended ARTICLE FOUR of the Amended Articles of Incorporation of the Corporation in order to increase the number of shares of authorized capital stock to 10,010,000,000 shares, of which 10,000,000,000 shall be common stock and 10,000,000 shall be preferred stock of the Corporation, and (ii) effect a reverse stock split (the " Reverse Stock Split ") of our common stock at a ratio determined by our Board of Directors up to 1 for 1,000 such number consisting of only whole shares by filing with the Secretary of State of Nevada the Amended Articles of Incorporation.

Common Stock

During the fiscal year ended June 30, 2015, the Company issued the following shares of common stock:

•	20,225,804 for the retirement of $83,053 of convertible debentures and $21,979 of related expenses and accrued interest

•	161,953 for the retirement of $9,522 of liabilities through the 3a10 program

•	72 shares were issued in accordance with the reverse split - See below.

During the fiscal year ended June 30, 2014, the following share issuances were made:

•	556,085,948 shares for the conversion of $304,950 of convertible notes payable, $9,509 in accrued interest and $26,109 in related legal and transfer agent fees

•	139,528,000 shares for the conversion of $64,992 of notes payable

•	36,000,000 for the conversion of $36,000 in debt owed to our former CEO.

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

The effective date of this action is January 12, 2015. Our CUSIP number changed to 207146101. The name change/reverse split will take effect at the open of business 1/12/2015. The new symbol will be BRZGD. On February 9, 2015, our symbol became CNXS.

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

2010 Stock Incentive and Compensation Plan as Amended

Adoption of 2010 Stock Incentive and Compensation Plan

On January 7, 2010, the Board of Directors of the Company adopted the 2010 Stock Incentive and Compensation Plan, whereby the Board of Directors authorized 8,000,000 shares of the Company's common stock to be reserved for issuance (the "2010 Stock Incentive Plan"). The purpose of the 2010 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to the Company and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2010 Stock Incentive Plan are limited to the Company's employees, including employees of the Company's subsidiaries, the Company's directors and consultants to the Company. The recipient of any grant under the 2010 Stock Incentive Plan, and the amount and terms of a specific grant, is, determined by the board of directors. Should any option granted or stock awarded under the 2010 Stock Incentive Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

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

___________________

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within gold mining industry which the Company plans to engage in to calculate the expected volatility. The Company calculated those five (5) comparable companies' historical volatility over the expected life and averaged them as its expected volatility.

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

__________________

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within gold mining industry which the Company plans to engage in to calculate the expected volatility. The Company calculated those five (5) comparable companies' historical volatility over the expected life and averaged them as its expected volatility.

Summary of the Company's Stock Option Activities

The table below summarizes the Company's stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2013	-	$-	$-	$-	$-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2014	-	-	-	-	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2015	-	$-	$-	$-	$-

Note 17 - Debt Restructure

A)

On May 13, 2015, the Company entered into an agreement in order to satisfy outstanding liabilities of the Company due to our former Chief Executive Officer and former Director of the Company, Mr. Stephen Price ("Price"). In the settlement, Mr. Price and the Company have agreed, in exchange for the issuance of 150 shares of preferred stock ("Series E Preferred Stock") to Mr. Price, that all deferred compensation owing to Mr. Price and all obligations of the Company due to Mr. Price would be terminated.

The Series E Preferred Stock issued to Mr. Price has a stated value of $150,000 and an annual dividend yield of 0%. The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value, in cash.

The Company estimated the fair value of the 150 shares of preferred stock on the date of the settlement to be $1.

The gain resulting from the settlement of the amounts due to Price was determined as follows:

Preferred stock to be issued	$1
Total consideration	1
Amount outstanding under deferred compensation agreements	(179,233)
Gain on restructuring of debt	$(179,232)

The gain on restructuring of debt of $179,232 was accounted for as contributed capital due to the related party nature of the transaction.

B)

On May 13, 2015, the Company entered into an agreement in order to satisfy outstanding liabilities of the Company due to our former Chief Financial Officer and former Director of the Company, Mr. Gerard Daignault ("Daignault"). In the settlement, Mr. Daignault and the Company have agreed, in exchange for the issuance of 150 shares of preferred stock ("Series E Preferred Stock") to Mr. Daignault, that all deferred compensation owing to Mr. Daignault and all obligations of the Company due to Mr. Daignault would be terminated.

The Series E Preferred Stock issued to Mr. Daignault has a stated value of $150,000 and an annual dividend yield of 0%. The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value, in cash.

The Company estimated the fair value of the 150 shares of preferred stock on the date of the settlement to be $1.

The gain resulting from the settlement of the amounts due to Daignault was determined as follows:

Preferred stock to be issued	$1
Total consideration	1
Amount outstanding under deferred compensation agreements	(184,498)
Gain on restructuring of debt	$(184,497)

The gain on restructuring of debt of $184,497 was accounted for as contributed capital due to the related party nature of the transaction.

C)

On May 13, 2015, the Company entered into an agreement in order to satisfy outstanding liabilities of the Company due to Adirondack Partners, LLC ("Adirondack"). In the settlement, Adirondack and the Company have agreed, in exchange for the issuance of 140 shares of preferred stock ("Series E Preferred Stock") to Adirondack, that all consulting fees owing to Adirondack and all obligations of the Company due to Adirondack would be terminated.

The Series E Preferred Stock issued to Adirondack has a stated value of $140,000 and an annual dividend yield of 0%. The Company has the option to redeem the preferred stock at any time for an amount equal to its stated value, in cash.

The Company estimated the fair value of the 140 shares of preferred stock on the date of the settlement to be $1.

The gain resulting from the settlement of the amounts due to Adirondack was determined as follows:

Preferred stock to be issued	$1
Total consideration	1
Amount outstanding under consulting agreements	(198,205)
Gain on restructuring of debt	$(198,204)

The gain on restructuring of debt of $198,204 was accounted for as contributed capital due to the related party nature of the transaction.

D)

On May 13, 2015, the Company issued to Southridge II 242 shares of the Company's Series G convertible preferred stock as consideration for (i) the surrender and retirement of certain convertible promissory notes held by Southridge II in the aggregate principal amount of $222,078, and (ii) the Company granting Southridge II an investment right to purchase additional shares of series C convertible preferred stock of the Company.

The Series G Preferred Stock issued to Southridge II has a stated value of $242,000 and an annual dividend yield of 8%, and is convertible into 96,800,000 shares of common stock at the option of Southridge II.

The Company estimated the fair value of the 242 shares of preferred stock on the date of the settlement to be $145,200.

The gain resulting from the settlement of the amounts due to Southridge II was determined as follows:

Preferred stock to be issued	$145,200
Total consideration	145,200
Amount outstanding under debt agreements	(222,078)
Interest accrued on debt agreements	(12,107)
Gain on restructuring of debt	$(88,985)

The gain on restructuring of debt of $88,985 was accounted for as contributed capital due to the related party nature of the transaction.

Note 18 - Commitments and Contingencies

Employment Agreements

On May 13, 2015, Mr. Conrad Huss entered into a one year employment services agreement to serve as the Company's President ("President"). The President will receive monthly fees of $10,000 per month payable in the form of cash or a promissory note. The Company shall reimburse the President for all normal, usual and necessary expenses incurred by the President in furtherance of the business and affairs of the Company, including reasonable travel and entertainment, upon timely receipt by the Company of appropriate vouchers or other proof of the President's expenditures and otherwise in accordance with any expense reimbursement policy as may from time to time be adopted by the Company. In-addition, the Company issued to 51 shares of Series F preferred stock as compensation per the terms of the employment agreement. The Company valued the shares at the stated value, or $51, as the fair value was deemed to be de minimis. The Company recorded $51 on date of issuance as compensation expense.

Endorsement Agreement with Mike Tyson

In March 2015, Bitcoin Brands Inc., with an address at 215 Dino Drive, Ann Arbor, Michigan 48103 ("Bitcoin Brands") and Tyrannic, LLC, owned and operated by Michael G. Tyson ("Tyson") with an address at W. 57th Street, New York, New York 10019, entered into a License Agreement (the "License Agreement") for the exclusive license to use Tyson's name, image, likeness and endorsement solely in connection with the proposed advertisement, promotion and sale of branded BATM kiosks and machines throughout the world (the "License"). As consideration for the License, Bitcoin Brands shall pay to Tyson 50% of the aggregate of all sales of (i) bitcoin kiosks, automated machines and Bitcoin ATM'S ("BATM") that bear Tyson's name, image, or likeness and/or endorsement of Tyson (the "Licensed Products") and (ii) the aggregate of all bitcoin kiosk, automated machine and BATM fees that Bitcoin Brands realizes by the use of the Licensed Products. The term of the License Agreement shall be five (5) years from March 15, 2015, and concluding on March 15, 2020. According to the terms and conditions of the License Agreement, in the event that Tyson has not received at least $1,000,000 during the first two years of the Term, Tyson shall have the right to terminate the Terms hereof by notice to Bitcoin Brands, which termination shall take effect thirty days following the date of such notice.

On May 15, 2015, Bitcoin Brands Inc. and Bitcoin Direct LLC entered into an Assignment Agreement to assign the License Agreement with Tyson to Bitcoin Direct LLC.

As of June 30, 2015, no digital currency ATM machines that fall under this agreement were in service.

Consulting Agreement

A)

On January 15, 2015, the Company entered into a monthly consulting agreement with Southridge II, a related party. The agreement requires Southridge II to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of its outstanding debt and equity securities.

Pursuant to the terms of the consulting agreement, Southridge II will be compensated $20,000 per month. The fee may be paid in the form of a convertible promissory note, convertible into shares of the common stock at Southridge II's options at a price equal to 50% of the low closing bid price for the 30 trading days immediately prior to a conversion date. The convertible promissory note shall have a one year maturity, no registration rights and shall carry an annual interest rate of 10%. The consulting agreement may be terminated by either party upon giving ninety days written notice. The consulting agreement was terminated on April 30, 2015. The Company recorded $70,000 in consulting fees in the form of convertible promissory notes issued to Southridge II during the year ended June 30, 2015 under this agreement.

B)

On May 1, 2015, the Company entered into a monthly consulting agreement with Southridge II, a related party. The agreement requires Southridge II to provide general management and consulting services and advisory services to the Company, including assistance in connection with the restructuring of its outstanding debt and equity securities.

Pursuant to the terms of the Consulting Agreement, Southridge II will be compensated $1,000 per month. The fee may be paid in the form of a convertible promissory note, convertible into shares of the common stock at Southridge II's options at a price equal to 50% of the low closing bid price for the 30 trading days immediately prior to a conversion date. The convertible promissory note shall have a one year maturity, no registration rights and shall carry an annual interest rate of 10%. The Consulting agreement may be terminated by either party upon giving ninety days written notice. The Company recorded $2,000 in consulting fees in the form of convertible promissory notes issued to Southridge II during the year ended June 30, 2015 under this agreement.

C)

On May 11, 2015, the Company entered into a six month consulting agreement for capital market advisory services.

Pursuant to the terms of the consulting agreement, the consultant will be compensated $5,000 per month. In-addition the consultant will be issued 1,000,000 shares of the Company's common stock due and earned on the date of the agreement. At the expiration of the term, the agreement shall automatically renew for six month periods unless cancelled by the Company with thirty days prior notice. As of June 30, 2015 the shares had not been issued and the Company accrued a liability of $2,800 for such stock issuance. The Company valued the shares using the quoted closing trading price on the date of the agreement.

Litigation

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

Note 19 - Income Tax Provision

Deferred Tax Assets

At June 30, 2015, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $14,014,525 that may be offset against future taxable income through 2035. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 - "Income Taxes" requires that a valuation allowance be established when it is "more likely than not" that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of June 30, 2015 and June 30, 2014. For the year ended June 30, 2015 and 2014 the change in deferred tax asset valuation allowance was $317,815 and $2,044,100 respectively.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets at June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Net deferred tax assets - non-current:

Expected income tax benefit from NOL carry-forwards	4,764,939	4,447,124

Less valuation allowance	(4,764,939)	(4,447,124

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2015	For the Fiscal Year Ended June 30, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 20 - Segment Information

The Company presently has two reportable business segments, that being beef cattle production and digital currency.

	Year ended June 30, 2015
	Cattle Production	Digital Currency ATM	Consolidated
Revenue	$-	$23,718	$23,718
Expenses	(915,495)	(3,190)	(918,685)
Other income (expense), net	1,908,393	-	1,908,393
Net income (loss)	992,898	20,528	1,013,426
Cash	2,464	83,223	85,687
Property and equipment, net	-	41,970	41,970
Other assets	3,895	10,000	13,895

Note 21 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of Common Stock

From July 1, 2015 through November 10, 2015, the Company issued a total of 9,559,271 shares of common stock upon the requests from note holders to convert principal plus accrued interest totaling $3,935 into the Company's common stock based on the terms set forth in the loans. The conversion rates were from $0.00025 to $0.0008 per share.

On August 6, 2015, the Company issued 500,000 shares of the Company's common stock to a law firm for services as per the terms of a consulting agreement entered into on July 28, 2015.

Issuance of Series G Preferred Stock

On August 5, 2015, the Company issued to Southridge II, a related party, 25 shares of the Company's Series G convertible preferred stock for cash consideration of $25,000.

Issuance of Convertible Promissory Notes

From July 1 2015 through November 10, 2015, the Company issued convertible promissory notes to Southridge II, a related party, in the aggregate of $5,000 as payment of consulting fees as per the terms of a consulting agreement entered into on May 1, 2015.

On August 17, 2015 the Company issued a convertible promissory note in the principal amount of $40,000 to Southridge II, a related party. The convertible note matures on February 28, 2016 with the stated interest rate at 10%. The note is convertible into the Company's common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. For interest that accrues pursuant to the terms of the note, the conversion price shall be at $0.001, regardless of the trading price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On September 10, 2015 the Company issued a convertible promissory note in the principal amount of $6,500 to Southridge II, a related party. The convertible note matures on February 28, 2016 with the stated interest rate at 10%. The note is convertible into the Company's common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. For interest that accrues pursuant to the terms of the note, the conversion price shall be at $0.001, regardless of the trading price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

Consulting Agreement

On July 28, 2015, the Company entered into an agreement with a law firm with the following terms and conditions:

•	Term – minimum period of 24 months;

•

Compensation – $3,500 per month for SEC compliance services. In the event of a termination of the engagement of the law firm prior to the 24 month term, the Company shall immediately pay an amount equal to the total amount which would otherwise be due and payable to the law firm for the remainder of the term. Fees for additional services shall be billed monthly;

•	Common Stock – 500,000 shares of common stock of the Company.

